Form 10-K/A
period 1995-05-31
FRITZ COMPANIES INC
filed 1996-06-17
CIK 890662

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K/A
                                AMENDMENT NO. 1

 [ ]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 [NO FEE REQUIRED]

                                       OR

 [X]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934. FOR THE TRANSITION PERIOD FROM JANUARY 1, 1995 TO MAY 31,
                                      1995.

Commission File Number 0-20548

                              FRITZ COMPANIES, INC.

              (Exact name of registrant as specified in its charter)

DELAWARE                                                   94-3083515
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                            Identification Number)

706 MISSION STREET, SUITE 900, SAN FRANCISCO, CALIFORNIA   94103
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code (415) 904-8360
Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS                                        NAME OF EACH EXCHANGE
                                                           ON WHICH REGISTERED

    None                                                           None

Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (S 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K. [ ]

         At June 30, 1995, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $588.2 million.

         At June 30, 1995, the number of shares outstanding of registrant's Common Stock was 16.7 million.

                       DOCUMENTS INCORPORATED BY REFERENCE
None.
                  The Exhibit Index is located on page 24 hereof.
                                                       --

                                    PART IV

Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  The following documents are filed as part of this report:
     (1)  Consolidated Financial Statements of the Company.

              Consolidated Balance Sheets                                4
              Consolidated Statements of Operations                      5
              Consolidated Statements of Cash Flows                      6
              Consolidated Statements of Stockholders' Equity            7
              Notes to Consolidated Financial Statements                 8
              Independent Auditors' Report                              21

     (2)  Financial Statement Schedules:

              Schedule II - Valuation and Qualifying Accounts           23

              All other schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

     (3)  Exhibits:                                                     24

              See attached Exhibit Index

(b) The Company filed the following report on Form 8-K from April 1,1995 through the date hereof in 1995.

     (1) April 18, 1995

        Item 5. Other Events. - Amendment to the Agreement and Plan of Reorganization entered into by and among the Registrant, Fritz Air Freight and Intertrans Corporation.

     (2) June 14, 1995

        Item 2. Acquisition or Disposition of Assets-Effectiveness of the merger between the Company and Intertrans.

        Item 5. Other Events

         - Re-election of the Company's Board of Directors and the addition of one member.
         - Promotion of key officers.
         - Election of Carsten S. Andersen as an officer.

        Item 7. Financial Statements, Pro Forma Financial Information and Exhibits.

        Item 8. Change in Fiscal year.

                                   Signatures

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to its report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

     Date:    June 17 , 1996
                   --
                                    FRITZ COMPANIES, INC.


                                    By /s/ Ronald W. Womack
                                       -----------------------------------------
                                           Ronald W. Womack
                                           Corporate Controller
                                           (Principal Accounting Officer)

                              FRITZ COMPANIES, INC.
                           CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

                                                                     December 31,
                                                    May 31,       ------------------
                                                    1995          1994          1993
                                                    ----          ----          ----

ASSETS
CURRENT ASSETS:
Cash and equivalents                            $ 74,261       $ 54,703       $ 19,055
Accounts receivable, net of
  allowance for doubtful
  accounts of $4,512 in 1995
  ($3,674 in 1994 and $2,170 in 1993)            323,729        321,749        201,442
Deferred income taxes                              9,767          2,965          2,054
Prepaid expenses and other
  current assets                                  14,021         11,536          8,978
                                                --------       --------       --------
         Total current assets                    421,778        390,953        231,529
                                                --------       --------       --------

PROPERTY AND EQUIPMENT--NET                       79,245         77,095         38,602

INTANGIBLES, NET OF ACCUMULATED
  AMORTIZATION OF $6,498 in 1995
  ($5,119 in 1994 and $2,572 in 1993)             63,711         51,954         19,034
OTHER ASSETS                                      11,964         10,808          8,809
                                                --------       --------       --------
         TOTAL ASSETS                           $576,698       $530,810       $297,974
                                                ========       ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term obligations        $  6,335       $  7,219       $    315
Accounts payable                                 299,536        267,098        165,184
Accrued expenses                                  50,213         31,635         23,834
Income tax payable                                 5,101          6,700          3,282
                                                --------       --------       --------
         Total current liabilities               361,185        312,652        192,615

LONG-TERM OBLIGATIONS                             33,567         33,048          2,220

DEFERRED INCOME TAXES                              1,781          3,292          2,957
OTHER LIABILITIES                                  5,950          3,901          4,128
                                                --------       --------       --------
         TOTAL LIABILITIES                       402,483        352,893        201,920
                                                --------       --------       --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock: par value $.01
  per share; 60,000 shares
  authorized, 31,858 shares issued
   (31,647 in 1994 and 29,955 in 1993) and
    16,558 shares outstanding
   (16,347 in 1994 and 14,655 in 1993)               319            317            299
Additional paid-in capital                       120,066        114,301         60,497
Common stock subscribed                              -              -            3,333
Retained earnings                                 87,586         97,046         67,431
Treasury stock--at cost 15,300 shares            (35,000)       (35,000)       (35,000)
Cumulative foreign currency translation
  adjustment                                       1,244          1,253           (506)
                                                --------       --------       --------
         Total stockholders' equity              174,215        177,917         96,054
                                                --------       --------       --------
         TOTAL LIABILITIES AND
             STOCKHOLDERS' EQUITY               $576,698       $530,810       $297,974
                                                ========       ========       ========



See notes to consolidated financial statements.

                              FRITZ COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


(In thousands, except per share amounts)

                                                    Five Months           Years Ended December 31,
                                                   Ended May 31,      ------------------------------
                                                       1995           1994        1993         1992
                                                       ----           ----        ----         ----
REVENUE                                              $400,246      $773,389     $549,026     $455,097
FREIGHT CONSOLIDATION COSTS                           234,564       440,806      305,984      245,086
                                                     --------      --------     --------     --------
NET REVENUE                                           165,682       332,583      243,042      210,011
                                                     --------      --------     --------     --------
OPERATING EXPENSES:
Salaries and related costs                             93,055       183,354      136,288      117,872
General and administrative                             55,000       103,020       73,308       64,026
Merger and related costs                               29,995           -            -            -
                                                     --------      --------     --------     --------
   Total operating expenses                           178,050       286,374      209,596      181,898
                                                     --------      --------     --------     --------
INCOME (LOSS) FROM OPERATIONS                         (12,368)       46,209       33,446       28,113
OTHER INCOME (EXPENSE)                                    (89)         (687)       1,329         (500)
                                                     --------      --------     --------     --------
INCOME BEFORE TAX EXPENSE (BENEFIT)                   (12,457)       45,522       34,775       27,613
INCOME TAX EXPENSE (BENEFIT)                           (4,138)       15,389       12,061        6,747
                                                     --------      --------     --------     --------
NET INCOME (LOSS)                                    $ (8,319)     $ 30,133     $ 22,714     $ 20,866
                                                     ========      ========     ========     ========
Net income (loss) per share-primary                  $   (.51)     $   1.91     $   1.51
                                                     ========      ========     ========
Weighted average shares outstanding                    16,438        15,776       15,045
                                                     ========      ========     ========

Net income (loss) per share - fully diluted          $   (.51)     $   1.89     $   1.51
                                                     ========      ========     ========

Weighted average shares outstanding                    16,438        15,974       15,085
                                                     ========      ========     ========

PRO FORMA (Note 13):
Historical income before tax
  expense                                                                                    $ 27,613
Pro forma adjustment for
  acquisition of minority
  interest                                                                                        733
Pro forma income before tax                                                                  --------
  expense                                                                                      28,346
Pro forma tax expense                                                                          10,078
                                                                                             --------
Pro forma net income                                                                         $ 18,268
                                                                                             ========
Pro forma net income per share - primary and fully diluted                                   $   1.46
                                                                                             ========
Weighted average shares outstanding                                                            12,489
                                                                                             ========
Supplemental pro forma net income
  per share - primary and fully diluted                                                      $  1. 36
                                                                                             ========

See notes to consolidated financial statements.

                              FRITZ COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                     Five Months           Year Ended December 31,
                                                    Ended May 31,    ---------------------------------
                                                       1995          1994          1993         1992
                                                       ----          ----          ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                   $ (8,319)     $ 30,133      $ 22,714      $ 20,866
Adjustments to reconcile net income to net cash
  provided by operating activities:
Depreciation and amortization                          6,545        12,514         6,585         6,229
Noncash merger costs                                  14,681             -             -             -
Customer deposits refunded--net                         (202)         (465)         (653)         (726)
Deferred income taxes                                 (8,299)          459         1,552           105
Other                                                    957          (181)          459         1,055
Effect of changes in:
  Receivables                                            604       (61,554)      (35,985)       (3,010)
  Prepaid expenses and other
    current assets                                     2,802        (3,788)       (1,769)          661
  Payables and accrued expenses                       12,125        39,748        14,552        (2,873)
  Accrued merger and related costs                    12,730             -             -             -
                                                    --------      --------      --------      --------
Net cash provided by operating
  activities                                          33,624        16,866         7,455        22,307
                                                    --------      --------      --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                 (13,067)      (42,103)      (19,335)      (10,663)
Investments in and advances
  to affiliates                                          351          (653)         (392)          (55)
Acquisitions, net of cash
  acquired                                            (2,998)        2,554        (4,984)       (1,122)
Other                                                    706         3,056         2,511           771
                                                    --------      --------      --------      --------
Net cash used by
  investing activities                               (15,008)      (37,146)      (22,200)      (11,069)
                                                    --------      --------      --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in short-term
  borrowings - net                                         -             -             -       (22,633)
Proceeds from common stock issued                          -        42,160             -        40,289
Long-term obligations issued                           1,363        18,500         2,681         6,500
Insurance premiums paid on behalf
  of stockholder                                           -             -             -        (1,044)
Long-term obligations repaid                          (3,332)       (4,453)         (146)       (6,500)
Proceeds from exercise of stock options                2,947         6,159         1,737         1,710
Dividends paid                                        (1,141)       (2,252)       (1,345)      (16,888)
Repurchase of common stock                                 -          (688)            -        (4,549)
Other                                                  1,105           299          (257)         (478)
                                                    --------      --------      --------      --------
Net cash provided by
  financing activities                                   942        59,725         2,670        (3,593)
                                                    --------      --------      --------      --------
INCREASE (DECREASE) IN CASH AND
  EQUIVALENTS                                         19,558        39,445       (12,075)        7,645
ADJUSTMENT DUE TO CHANGE IN YEAR
  END OF INTERTRANS                                        -        (3,797)            -             -
CASH AND EQUIVALENTS AT
  BEGINNING OF PERIOD                                 54,703        19,055        31,130        23,485
                                                    --------      --------      --------      --------
CASH AND EQUIVALENTS AT END
  OF PERIOD                                         $ 74,261      $ 54,703      $ 19,055      $ 31,130
                                                    ========      ========      ========      ========
OTHER CASH FLOW INFORMATION:
Income taxes paid                                   $  5,760      $ 11,990      $  8,950      $  5,441
                                                    ========      ========      ========      ========

Interest paid                                       $    766      $  1,740      $    319      $    907
                                                    ========      ========      ========      ========
Noncash investing and financing activities in
 connection with acquisitions:
      Liabilities assumed                           $ 18,300      $ 80,966      $  5,837      $      -
                                                    ========      ========      ========      ========

      Common stock issued or subscribed             $  3,400      $  3,000      $  4,385      $      -
                                                    ========      ========      ========      ========



See notes to consolidated financial statements.

                              FRITZ COMPANIES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY



                                                                                                          CUMULATIVE
                                                  ADDITIONAL    COMMON                                 FOREIGN CURRENCY
                                                   PAID-IN      STOCK    RETAINED  TREASURY  STOCK       TRANSLATION
(IN THOUSANDS)                    SHARES  AMOUNT   CAPITAL    SUBSCRIBED EARNINGS  SHARES    AMOUNT      ADJUSTMENTS     EQUITY
                                  ------  ------  ----------  ---------- --------  --------  ------    ----------------  ------
Balance, December 31, 1991        26,812    $269  $ 18,017               $ 41,776  15,300   $(35,000)   $  441          $ 25,503
Net income                                                                 20,866                                         20,866
Dividends                                                                 (16,888)                                       (16,888)
Stock options exercised              169       1     1,707                                                                 1,708
Foreign currency translation
  adjustment                                                                                               (23)              (23)
Common stock issued in Fritz
  initial public offering          2,933      29    40,260                                                                40,289
Repurchase of common stock          (179)     (2)   (4,547)                                                               (4,549)
Tax benefit due to termination of
  S Corporation status                                 831                                                                   831
Valuation reserve on noncurrent
   marketable equity securities                                               187                                            187
                                  ------    ----  --------    --------   --------  ------  --------    ------           --------
Balance, December 31, 1992        29,735     297    56,268                 45,941  15,300    (35,000)      418            67,924

Net income                                                                 22,714                                         22,714
Foreign currency translation
  adjustment                                                                                              (924)             (924)
Stock issued for services
  performed                            1                29                                                                    29
Common stock issued in
  acquisition of companies            83       1     2,436                                                                 2,437
Stock options exercised              124       1     1,736                                                                 1,737
Common stock subscribed                                       $  3,333                                                     3,333
Valuation reserve on noncurrent
   marketable equity securities                                               121                                            121
Restricted stock grants               12                28                                                                    28
Dividends                                                                  (1,345)                                        (1,345)
                                  ------    ----  --------    --------   --------  ------  --------    ------           --------
Balance, December 31, 1993        29,955     299    60,497       3,333     67,431  15,300   (35,000)     (506)           96,054

Net income                                                                 30,133                                         30,133
Foreign currency translation
   adjustment                                                                                           1,759              1,759
Stock issued for services
   performed                           6       1       203                                                                   204
Common stock issued in
   public offering                 1,150      12    42,148                                                                42,160
Common stock issued in
   acquisition of companies          219       2     6,333                                                                 6,335
Stock options exercised              315       3     5,486                                                                 5,489
Repurchase of common stock           (18)             (688)                                                                 (688)
Common stock subscribed                                         (3,333)                                                   (3,333)
Restricted stock grants
   and options                        20               322                                                                   322
Dividends                                                                  (2,252)                                        (2,252)
Adjustment due to change
   in year-end of Intertrans                                                1,719                                          1,719
Valuation reserve on noncurrent
   marketable equity securities                                                15                                             15
                                  ------    ----  --------    --------   --------  ------  --------    ------           --------
Balance, December 31, 1994        31,647     317   114,301                 97,046  15,300    (35,000)    1,253           177,917

Net loss                                                                   (8,319)                                        (8,319)
Foreign currency translation
    adjustment                                                                                              (9)               (9)
Stock issued for services
    performed                          1                29                                                                    29
Common stock issued in
   acquisition of companies           58             3,400                                                                 3,400
Stock options exercised              147       2     3,025                                                                 3,027
Repurchase of common stock           (19)             (689)                                                                 (689)
Common stock subscribed
Restricted stock grants and
   options                            24
Dividends                                                                  (1,141)                                        (1,141)
                                  ------    ----  --------    --------   --------  ------  --------    ------           --------
Balance, May 31, 1995             31,858    $319  $120,066    $      -   $ 87,586  15,300  $(35,000)   $1,244           $174,215
                                  ======    ====  ========    ========   ========  ======  ========    ======           ========



See notes to consolidated financial statements.

                            FRITZ COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation--The accompanying consolidated financial statements include Fritz Companies, Inc. and its majority-owned subsidiaries (the Company). All significant intercompany balances and transactions have been eliminated.

         The Company has changed its fiscal year end of December 31 to a fiscal year end of May 31, beginning with the five-month period ended May 31, 1995 (herein referred to as the Transition Period). The Consolidated Statements of Operations, Stockholders' Equity and Cash Flows for the period from January 1, 1995 to May 31, 1995 are presented in the consolidated financial statements (See
Note 12 to Consolidated Financial Statements).

         Cash and equivalents--Cash and equivalents (at cost which approximates market value) include demand deposits and short-term investments with maturities of three months or less.

         Property and equipment--Property and equipment are stated at cost, and depreciation and amortization are computed principally by the straight-line method at rates based on the estimated useful lives of assets -- buildings 40 years; furniture and equipment 5 - 10 years; and computer hardware and software 5 years. Leasehold improvements are depreciated over their estimated useful lives or the terms of the related lease, whichever is shorter. Incremental costs related to internally developed software projects are capitalized and amortized over the expected useful life on a straight-line basis not to exceed five years, commencing when the asset is placed into service.

         Intangibles--Intangibles, which include goodwill and covenants not to compete, arose from business acquisitions and are amortized on a straight-line basis over estimated useful lives ranging from two years through forty years. The Company annually evaluates its carrying value and expected period of benefit of goodwill in relation to results of operations.

         Foreign Currency Translation Adjustment--Foreign assets and liabilities are translated using month-end exchange rates, and the impact of exchange rate changes is shown as Cumulative Foreign Currency Translation Adjustments" in stockholders' equity. Gains and losses from foreign exchange transactions are included in results of operations.

         Off-Balance Sheet Risk and Concentration of Credit Risk--Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and accounts receivable. The Company places its temporary cash investments with high credit quality financial institutions or the U.S. Government and, thus, limits the amount of credit exposure to any one entity. The Company's customer base is comprised of customers in a wide range of industries which are located throughout the world. The Company had no significant concentrations of credit risk as of May 31,

1995, December 31, 1994 and 1993. (See Notes 4 and 9 for discussion of the Company's off-balance sheet risks.)

        Revenue Recognition--Revenues and expenses related to the transportation of freight are recognized at the time the freight departs the terminal of origin. This method approximates recognizing revenues and expenses when the shipment is completed. Custom brokerage revenues are recognized upon completing documents necessary for customs entry purposes.

        Revenue realized by the Company as an indirect carrier includes the direct carrier's charges to the Company for carrying the shipment. Revenue realized in other capacities includes only the commissions and fees received. Net revenue for air and ocean freight forwarding and the consolidation of surface transportation as an indirect carrier is determined by deducting freight consolidation and transaction costs from such revenue.

        Net Income (Loss) Per Share--For the years ended December 31, 1994, 1993 and 1992, net income and pro forma net income (see Note 13) per common share were based on the weighted average number of common shares outstanding and common stock equivalents. Common stock equivalents are a result of outstanding stock options. For the five months ended May 31, 1995 net loss per share was based on the weighted average number of common shares outstanding (common stock equivalents of approximately 863,000 shares were not included since their inclusion would be antidilutive).

        Income Taxes--The Company uses the liability method to account for income taxes effective January 1, 1993, in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Adoption of SFAS No. 109 did not have a significant impact on the Company's results of operations.

        Concurrent with the Company's initial public offering, the Company terminated its S Corporation status and became subject to federal and state income taxes on October 22, 1992. Pursuant to the deferred method under Accounting Principles Board Opinion No. 11, which was applied in 1992, taxes on income include provisions for timing differences between income determined for financial reporting and for income tax purposes.

        Reclassifications -- Prior years' amounts have been reclassified to conform to 1995 presentation.

NOTE 2.        MERGER WITH INTERTRANS CORPORATION


        On May 30, 1995, the Company merged with Intertrans Corporation (Intertrans); a provider of international air freight and ocean freight forwarding, customs brokerage, and other consulting and transportation services. The majority of Intertrans' business related to freight forwarding from the United States to overseas destinations. In the merger, each outstanding share of Intertrans common stock was converted into the right to receive .365 of a share of the Company's common stock. This merger was accounted for as a pooling of interests, and accordingly, the consolidated financial statements for periods prior to the combination have been restated to include the results of operations, financial position and cash flows of Intertrans.

      The results of operations for the separate companies and the combined amounts presented in the accompanying consolidated financial statements are as follows (in thousands):

                         FIVE MONTHS ENDED MAY 31,              YEAR ENDED DECEMBER 31,
                         -------------------------       -----------------------------------
                              1995          1994         1994           1993            1992
                              ----          ----         ----           ----            ----
                                        (Unaudited)
GROSS REVENUE:
Fritz Companies, Inc        $260,449      $166,297     $ 515,969      $ 341,758      $ 248,766
Intertrans Corporation       139,797       107,167       452,156        376,762        366,844
Adjustments                        -             -      (194,736)      (169,494)      (160,513)
                            --------      --------     ---------      ---------      ---------
Combined                    $400,246      $273,464     $ 773,389      $ 549,026      $ 455,097
                            ========      ========     =========      =========      =========
NET REVENUE:
Fritz Companies, Inc.       $124,120      $ 80,551     $ 245,448      $ 169,941      $ 141,573
Intertrans Corporation        41,562        35,412       257,420        207,268        206,331
Adjustments                        -             -      (170,285)      (134,167)      (137,893)
                            --------      --------     ---------      ---------      ---------
Combined                    $165,682      $115,963     $ 332,583      $ 243,042      $ 210,011
                            ========      ========     =========      =========      =========

NET INCOME (LOSS):
Fritz Companies, Inc.       $ (1,568)     $  4,027     $  19,571      $  14,024      $  10,519
Intertrans Corporation        (6,751)        4,017        10,562          8,690          7,749
                            --------      --------     ---------      ---------      ---------
Combined                    $ (8,319)     $  8,044     $  30,133      $  22,714      $  18,268
                            ========      ========     =========      =========      =========


      Prior to the merger, the Company's fiscal year ended on December 31. The Intertrans financial statements for the five months ended May 31, 1995 and 12 months ended October 31, 1994, 1993 and 1992 were combined with Company's financial statements for the five months ended May 31, 1995 and the years ended December 31, 1994, 1993 and 1992. For Fritz Companies, Inc., the 1992 net income reflects pro forma adjustments. (See Note 13 to Consolidated Financial Statements)

      There were no significant transactions between the Company and Intertrans prior to the merger, which required elimination. In order to conform to the accounting policies of the Company, the revenue and freight consolidation costs for Intertrans were reduced so that pass-through amounts paid as agent for ocean freight, foreign collect freight, and customs duty, and other services were not included in the Consolidated Statements of Operations.

      Retained earnings, cash and cash equivalents and certain balance sheet accounts were adjusted in the year ended December 31, 1994 to include the effect of including Intertrans' results of operations, financial position and cash flows for the two months ended from November 1, 1994 to December 31, 1994.

      In connection with this merger, the Company recorded one-time charges in May 1995 for transaction costs of $3.3 million and $26.7 million of other costs relating to combining the operations. The transaction costs consists of fees for investment bankers, attorneys, accountants, financial printing and other related charges. The costs of combining the operations include elimination of duplicate management information systems and facilities (including cancellation of leases); severance and outplacement of 182 terminated employees; cancellation of certain contractual obligations; and, other costs related to the merger. At May 31, 1995, $12.5 million is included in accrued expenses.

NOTE 3.        PROPERTY AND EQUIPMENT

      Property and equipment consist of the following (in thousands):


                                                          DECEMBER 31,
                                           MAY 31,     -----------------
                                           1995         1994        1993
                                           ----         ----        ----
Land                                    $  9,520     $  8,741     $   947
Building and leasehold improvements       37,292       33,613      13,975
Furniture and equipment                   36,720       33,571      21,126
Computer hardware and software            41,738       35,744      23,017
Software development in progress             928        7,485       4,301
                                        --------     --------     -------
  Total                                  126,198      119,154      63,366
Less accumulated depreciation and
  amortization                            46,953       42,059      24,764
                                        --------     --------     -------
  Total                                 $ 79,245     $ 77,095     $38,602
                                        ========     ========     =======


     Software development in progress represents costs related to incomplete internally developed software. In the Transition Period, 1994 and 1993, $648,000, $900,000, and $1.0 million respectively, of software costs were completed and included in computer hardware and software; the related amortization expense was, $438,000, $1.0 million, $422,000 and $221,000 in the Transition Period, 1994, 1993 and 1992, respectively.

NOTE 4. LONG-TERM OBLIGATIONS AND BORROWINGS


     Long-term obligations consist of the following (in thousands):

                                                                      DECEMBER 31,
                                                         MAY 31,   -----------------
                                                         1995       1994        1993
                                                         ----       ----        ----
Mortgage note payable at the
  bank's reference rate (6.66% at
  May 31, 1995) due June 30, 1996                       $18,500     $18,500     $   -

Installment obligations related to acquisitions,
  noninterest bearing, due 1995-1999
  (less unamortized discount, based on imputed
  interest rates of 8.5%-- 1995, of
  approximately $1.7 million)                            16,115      15,018          -

Mortgage note payable at 10%, due in
  monthly installments through May, 2000                  2,089       2,220      2,535

Bank debt, bearing interest at prime rate plus 1.5%,
  repayable in monthly installments of $83,334
  through November 1997 and  March 1998                   1,821       2,127          -
Other                                                     1,377       2,402          -
                                                        -------     -------     ------
                                                         39,902      40,267      2,535
  Less long-term obligations--current portion             6,335       7,219        315
                                                        -------     -------     ------
  Total long-term obligations                           $33,567     $33,048     $2,220
                                                        =======     =======     ======

   At May 31, 1995, the Company's aggregate amounts of maturing long-term obligations for the years 1996 through 2001 are $6,336,000, $25,209,000, $5,188,000, $739,000, $740,000 and $1,691,000, respectively. In addition, the carrying value of the Company's long-term obligations approximate their fair value.

   The Company has entered into a loan agreement with a bank (the "Agreement") that includes a revolving line of credit of $35.0 million (due May 31, 1996); and a term loan of $18.5 million (due June 30, 1996) for real estate mortgage financing. The Company has an option to convert $15.0 million of its revolving line of credit to a three-year term loan prior to December 31, 1995. The interest for both the revolving line of credit and the term loan is payable monthly at the short term funds rate. The Agreement provides the lender with a security interest in the Company's personal property located in the United States, and the Company is required to meet certain financial covenants which were waived and modified in connection with the merger with Intertrans, during the term of the agreement, such as, (i) minimum net worth, (ii) total liabilities to net worth, (iii) minimum fixed charge coverage ratio, and (iv) results of operations.

   In addition, the Company has an additional line of credit for $10 million with a financial institution which expires February 28, 1996.

   Information regarding the bank lines are as follows (dollars in thousands):

                                              FIVE MONTHS
                                              ENDED MAY 31       YEAR ENDED DECEMBER 31,
                                              ------------    ---------------------------
                                                 1995         1994       1993        1992
                                                 ----         ----       ----        ----
Maximum amount outstanding during period        $3,000      $30,250      $5,000      $17,000
Average amount outstanding during period           172       10,314          82        2,400
Weighted average interest rate during period       6.5%         5.6%        6.0%         7.9%


    At May 31, 1995 and December 31,1994 and 1993, the Company was contingently liable for letters of credit of $15.4 million, $14.1 million and $2.0 million, respectively.

NOTE 5.  INCOME TAXES

      The current and deferred components of income tax expense (benefit) are as follows (in thousands):



                             FIVE MONTHS       YEAR ENDED DECEMBER 31,
                             ENDED MAY 31,   ----------------------------
                               1995          1994         1993       1992
                               ----          ----         ----       ----
Current
   Federal                  $ 1,100      $ 8,628       $ 6,934     $3,633
   State                        351        1,481         1,479      1,142
   Foreign                    2,710        4,821         2,096      1,867
                            -------      -------       -------     ------
         Total  current       4,161       14,930        10,509      6,642
                            -------      -------       -------     ------
Deferred
   Federal                   (7,387)        (456)        1,130        105
   State                     (1,049)         113             -          -
   Foreign                      137          802           422          -
                            -------      -------       -------     ------
       Total deferred        (8,299)         459         1,552        105
                            -------     --------       -------     ------
Total                       $(4,138)    $ 15,389       $12,061     $6,747
                            =======     ========       =======     ======

Sources of income(loss) before income taxes are as follows (in thousands):

              FIVE MONTHS       YEAR ENDED DECEMBER 31,
                 ENDED        ---------------------------
             MAY 31, 1995     1994        1993       1992
             ------------     ----        ----       ----
Domestic     $(20,341)     $24,221     $22,628     $19,549
Foreign         7,884       21,301      12,147       8,064
             --------      -------     -------     -------
             $(12,457)     $45,522     $34,775     $27,613
             ========      =======     =======     =======

   The following is a reconciliation of the statutory federal income tax provision and rate to the effective income tax expense (benefit) provision and rate (dollars in thousands):

                                                FIVE MONTHS                                   YEAR ENDED DECEMBER 31,
                                               ENDED MAY 31,        -------------------------------------------------------------
                                                  1995                   1994                   1993                   1992
                                               -------------        --------------      ----------------       ------------------
                                               Amount      %        Amount       %      Amount        %        Amount           %
                                               ------      -        ------       -      ------        -        ------           -
Statutory federal income
  tax expense (benefit) and rate             $(4,236)   (34.0)   $15,478     34.0      $11,824      34.0      $ 9,388        34.0
Increases (decreases) resulted from:
  Foreign taxes lower than federal rate         (235)    (1.9)    (1,866)    (4.2)      (1,570)     (4.5)        (875)       (3.2)
  State taxes on income, net of federal
    income tax effect                           (979)    (7.9)     1,048      2.3          976       2.8          753         2.7
  Income tax effect on S Corporation
    earnings not subject to federal tax            -        -          -        -            -         -       (2,940)      (10.6)
  Change in valuation allowance                  570      4.6        223       .5            -         -            -           -
  Other                                          742      6.0        506      1.1          831       2.4          421         1.5
                                             -------    -----    -------     ----      -------      ----      -------       -----
Total                                        $(4,138)   (33.2)   $15,389     33.7      $12,061      34.7      $ 6,747        24.4
                                             =======    =====    =======     ====      =======      ====      =======       =====

   The significant components of net deferred income tax liabilities are as follows (in thousands):

                                                                      DECEMBER 31,
                                                      MAY 31,      -----------------
                                                       1995        1994         1993
                                                      -------      ----         ----
Deferred income tax assets:
   Current:
      Compensated absences                         $ 1,606      $ 1,392      $   901
      Net operating loss carryforward                  599          299          523
      Foreign tax credit                               500            -            -
      Capital loss carryforward                        793          223            -
      Other reserves and accruals                    5,774        1,396          630
                                                   -------      -------      -------
         Subtotal                                    9,272        3,310        2,054
                                                   -------      -------      -------
   Noncurrent
      Deferred compensation                            608          558          389
      Other reserves and accruals                      680          451            -
                                                   -------      -------      -------

         Subtotal                                    1,288        1,009          389
                                                   -------      -------      -------
      Total deferred income tax assets              10,560        4,319        2,443
   Less valuation allowance                           (793)        (223)           -
                                                   -------      -------      -------
         Net deferred income tax assets              9,767        4,096        2,443
                                                   -------      -------      -------
Deferred income tax liabilities:
      Depreciation and amortization                 (1,781)      (4,423)      (3,014)
      Other reserves and accruals                        -            -         (332)
                                                   -------      -------      -------
         Subtotal                                   (1,781)      (4,423)      (3,346)
                                                   -------      -------      -------
      Net deferred income tax asset(liability)     $ 7,986      $  (327)     $ ( 903)
                                                   =======      =======      =======

      The valuation allowance for deferred tax assets as of May 31, 1995, December 31, 1994, and December 31, 1993 was $793,000, $223,000 and $0,
respectively. The net change in the total valuation allowance for the five months ended May 31, 1995 was an increase of $570,000. The Company has evaluated the deferred tax assets for which a valuation allowance has not been provided and believes that it is more likely than not that they will be realized in the future.

      At May 31, 1995, the Company had net operating loss carryforwards related to its domestic operations of approximately $741,000 which expires in 2010, and its foreign operations of approximately $376,000 which have no expiration date.

      At May 31, 1995, December 31, 1994 and 1993, no provision has been made for cumulative earnings of consolidated foreign subsidiaries designated as permanently invested. Such earnings and taxes that would have to be paid amount to approximately $58 million and $9.7 million, respectively, at May 31, 1995.


NOTE 6.  RELATED PARTY TRANSACTIONS

       The Company leases office space from a major stockholder of the Company. Minimum future rental payments under such leases at May 31, 1995 which expire within one year were approximately $620,000. Rental expense from these leases was $284,000, $550,000, $510,000 and $616,000 for the Transition Period and for years ended December 31, 1994, 1993, and 1992, respectively.

       In connection with the Company's U.S. customs brokerage operations, the Company's customers are required to obtain surety bonds, The Company places such customs bonds with Intercargo Corporation ("Intercargo") and other underwriters of customs bonds. Mr. Fritz owns approximately 3.49% of the outstanding common stock of Intercargo. During the Transition Period, the Company placed approximately $271,000 of insurance business with Intercargo and received $42,000 in insurance commissions and fees from Intercargo. The Company believes that the amounts received are substantially the same as the Company would have received from other third parties.

      The Company had paid premiums until 1992 on life insurance policies on the Company's major stockholder for which the Company is not the beneficiary. Such cumulative premium payments, (which approximate surrender value) $1.4 million at December 31, 1994 and 1993, included in other assets, are to be refunded by the beneficiary upon the death of the insured or, termination or cancellation of the policies, whichever comes first. The Company has no future obligation to pay premiums on these policies.

NOTE 7.  COMMITMENTS

      Lease Commitments--The Company leases office and warehouse space, computer and other office equipment from third parties under operating leases expiring through 2001. Minimum future rental payments under such leases (including the leases discussed in Note 6) as of May 31, 1995 are as follows (in thousands):

                                        RENTAL     SUBLEASE    NET RENTAL
                                       PAYMENTS    INCOME      PAYMENTS
                                       --------    --------    ----------
        Year ending May 31,
               1996                    $23,009     $(827)     $22,182
               1997                     16,448       (96)      16,352
               1998                     10,571       (17)      10,554
               1999                      6,926         -        6,926
               2000 and thereafter      18,739         -       18,739
                                       -------     -----      -------
               Total                   $75,693     $(940)     $74,753
                                       =======     =====      =======


Rental expense from these leases was as follows (in thousands):


                               FIVE MONTHS       YEAR ENDED DECEMBER 31,
                               ENDED MAY 31,   ---------------------------
                                   1995       1994         1993       1992
                               -------------  ----         ----       ----
Gross rental expense            $11,548      $21,724     $16,491     $15,265
Less sublease rental income       1,014        1,567       1,026         611
                                -------      -------     -------     -------
Net rental expense              $10,534      $20,157     $15,465     $14,654
                                =======      =======     =======     =======


NOTE 8.  ACQUISITIONS

      In addition to the merger with Intertrans, in the Transition Period, the Company acquired assets and interests in freight forwarding and customs brokerage companies for an aggregate purchase price of $15.3 million (cash of $7.1 million and obligations payable of $5.7 million and 43,323 shares at $2.5 million market value - - See Note 11 - - of the Company's common stock). Of the total acquisition price, the Company acquired current assets of $14.5 million, fixed assets of $3.9 million, noncurrent assets of $123,000, current liabilities of $14.4 million, noncurrent liabilities of $3.5 million and recorded minority interests of $241,000.

      In 1994, the Company acquired assets and interests in eighteen freight forwarding and customs brokerage companies for an aggregate purchase price of $38.0 million (cash of $20.5 million, obligations payable of $14.5 million and 100,000 shares at $3,000,000 market value -- see Note 11--of the Company's common stock). Of the total acquisition price, the Company acquired current assets of $76.0 million, fixed assets of $7.0 million, noncurrent assets of $6.6 million, current liabilities of $77.0 million, noncurrent liabilities of $4.0 million and recorded minority interests of $661,000.

      In 1993, the Company acquired assets of and interests in various freight forwarding and customs brokerage companies for an aggregate purchase price of $6.7 million in cash and obligations payable and for 156,978 shares ($4.4 million market value) of the Company's common stock. Of the total $11.1 million acquisition price, the Company acquired total assets of $5.0 million, and liabilities of $4.4 million.

      Certain acquisition agreements provide for future payments totalling a maximum amount as of May 31, 1995 of approximately $9.0 million based upon the achievement of certain net revenue or pretax income levels.

      Intangible assets, including goodwill and covenants not to compete, of approximately $15.0 million, $30.1 million and $14.3 million were recorded in connection with these acquisitions in the Transition Period, 1994 and 1993. The amortization expense was $1.4 million, $2.7 million, $1.0 million and $403,000, in the Transition Period, 1994, 1993 and 1992, respectively.

      The purchase method of accounting was used in all acquisitions, except for the merger with Intertrans. (See Note 2 to Consolidated Financial Statements).

      The following unaudited consolidated pro forma information presents the results of operations as if the acquisitions in 1994 and 1993 occurred at the beginning of the year (in millions, except per share data):


                                            (UNAUDITED)
                                        YEAR ENDED DECEMBER 31,
                                        -----------------------
                                         1994       1993
                                         ----       ----
Net Revenue                              $ 364     $ 311
Net Income                               $  32     $  25
Net Income per share - primary           $1.97     $1.62
Net Income per share - fully diluted     $1.95     $1.61


      The information above is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisitions been in effect for the entire periods presented, nor are they necessarily indicative of future operating results and do not reflect any synergies that might be achieved from combined operations.

NOTE 9.  CONTINGENCIES

      The Company is party to routine litigation incident to its business, primarily claims for goods lost or damaged in transit or improperly shipped. Most of the lawsuits to which the Company is party are covered by insurance and are being defended by the Company's insurance carriers. The Company has established reserves which management believes are adequate to cover litigation losses which may occur.

NOTE 10. BUSINESS SEGMENT INFORMATION

      The Company operates in the international freight forwarding industry, which encompasses customs brokerage, airfreight and ocean freight forwarding, and warehousing and distribution. No single customer accounted for ten percent or more of the consolidated revenue.

      Certain information regarding the Company's operations by geographic areas is summarized below (in thousands):

         NORTH AMERICA   FAR EAST   EUROPE   OTHER AREAS   TOTAL WORLDWIDE
         -------------   --------   ------   -----------   ---------------
Revenues:
- - ---------
1995*     $269,744     $ 63,405     $60,270     $6,827     $400,246
1994       527,699      140,411      95,750      9,529      773,389
1993       414,956       76,878      54,662      2,530      549,026
1992       372,086       46,818      35,542        651      455,097

Operating Income (Loss):
- - ------------------------
1995*     $(18,905)     $ 3,773      $2,504     $  260      (12,368)
1994        26,777       13,422       4,394      1,616       46,209
1993        21,178        8,961       3,084        223       33,446
1992        19,695        6,464       1,535        419       28,113

Identifiable Assets:
- - --------------------
1995*     $427,713      $63,256     $58,749   $ 26,980     $576,698
1994       410,459       54,764      22,314     43,273      530,810
1993       241,653       27,281      27,307      1,733      297,974
1992       205,398       20,755      11,481      8,322      245,956


*As of and for the five months ended May 31, 1995 (Transition Period)

  NOTE 11.    COMMON STOCK

       Employee Stock Option Plans--Each option assumed by the Company under the merger agreement will continue to have, and be subject to, the same terms and conditions set forth in the relevant Stock Option Plan. The Intertrans plans provided for the granting of stock options to key employees at a price not less than the fair market value of the stock at grant date. The majority of the options granted are exercisable one-third after the first anniversary date of the grant, two-thirds after two years and are fully exercisable three years from the date of grant. In addition, the Intertrans plan provided for the granting of nonqualified stock options at not less than fair market value on the date of grant.

       In October 1992, the Company established the 1992 Omnibus Equity Incentive Plan (the "1992 Plan"), pursuant to which an aggregate of 760,000 shares of Common Stock was reserved for issuance to key employees of the Company. In May 1994, the 1992 Plan was amended to increase the number of shares available for award by an additional 760,000 shares of Common Stock. The 1992 Plan provides for awards of both nonqualified stock options and incentive stock options within the meaning of Section 422 of the Internal Revenue Code, stock appreciation rights, restricted stock, and performance awards entitling the recipient to receive cash or Common Stock in the future following the attainment of performance goals determined by the committee administering the 1992 Plan.

      The majority of options granted under the Company's 1992 Plan are exercisable one third each on the day after the first, second and third anniversary of the original grant. The majority of restricted stock vests 100% on the day after the fifth or seventh anniversary of the original grant. Both options and restricted stock were granted at a price equal to fair market value at the date of grant except for 240,000 shares of options which were granted at 90% of fair market value at the date of grant. Related compensation expense of approximately $67,000 and $160,000 was recorded in the Transition Period and 1994, respectively.

      Stock option activity for Transition Period, 1994 and 1993 is as follows:

                                                             NUMBER RESTRICTED   NUMBER              PRICE ($)
                                                                  SHARES        OPTION SHARES       PER SHARE
                                                             -----------------  -------------    -------------
     Outstanding -- December 31, 1992                                           1,314,006         6.16 - 15.00
         Granted                                                 13,000           294,614        26.37 - 29.00
         Cancelled                                               (1,000)          (48,512)        8.56 - 22.00
         Exercised                                                               (123,432)        6.16 -  8.75
                                                                 ------         ---------
     Outstanding -- December 31, 1993                            12,000         1,436,676         6.51 - 29.00
         Granted                                                 19,500           575,164        32.88 - 39.00
         Cancelled                                                                (43,074)       13.70 - 30.00
         Exercised                                                               (315,259)        6.51 - 26.00
                                                                 ------         ---------
     Outstanding -- December 31, 1994                            31,500         1,653,507         6.51 - 39.00
         Granted                                                 24,000           199,252        15.00 - 64.25
         Cancelled                                                                (25,542)       19.86 - 47.95
         Exercised                                                               (147,000)        6.51 - 36.98
                                                                 ------         ---------
     Outstanding -- May 31, 1995                                 55,500         1,680,217
                                                                 ======         =========
     Exercisable --
         May 31, 1995                                                 -           944,888
                                                                 ======         =========
         December 31, 1994                                            -           666,245
                                                                 ======         =========
         December 31, 1993                                            -           556,591
                                                                 ======         =========

As of May 31, 1995, options available for grant were 301,425 shares.

        In May 1993, the Company established the Nonemployee Director Restricted Stock Plan, pursuant to which an aggregate of 25,000 shares of common stock was reserved for issuance to outside directors to cover the portion of their annual compensation payable in common stock. In 1994 and 1993, 970 and 1,112 restricted shares, respectively, were granted to nonemployee directors.


        In connection with acquisitions (See Note 8), the Company issued 43,323 and 219,045 (includes the 119,045 shares that was referred to as common stock subscribed at December 31, 1993) and 37,933 shares during the Transition Period, 1994 and 1993, respectively.

NOTE 12. TRANSITION PERIOD

        During 1995, the Company changed its fiscal year end from December 31 to May 31, beginning with the five month period ended May 31, 1995. The following are results of operations for the unaudited comparable five month period ended May 31, 1994 (in thousands except per share amounts):

                                                                          FIVE MONTHS
                                                                        ENDED MAY 31,1994
                                                                        -----------------
                                                                          (UNAUDITED)

         Gross Revenues                                                   $273,464
         Net Revenues                                                     $115,963
         Income from operations                                           $ 12,031
         Income taxes                                                     $  4,058

         Net Income                                                       $  8,044

         Net income per share                                             $    .53

         Weighted average shares outstanding                                15,314

NOTE 13. PRO FORMA INFORMATION

         Pro Forma Adjustments--During the period of January 1, 1992 to
October 22, 1992, the Company had been treated as an S Corporation pursuant to the Internal Revenue Code. The objective of the pro forma financial information is to show what the significant effects on the historical financial information might have been had the Company not been treated as an S Corporation for income tax purposes since that time and had the Company owned 100 percent of its majority-owned subsidiaries. The following pro forma adjustments have been made for the year ended December 31, 1992.

                     Purchase of Minority Interests--Effective with the closing of the public offering, the Company reacquired the minority interest in its subsidiaries which were sold to the Company's former sole stockholder on December 31, 1989 so that the Company would qualify for S Corporation status for income tax purposes. The Company reacquired the minority interest for a purchase price of $1.5 million which was equal to the book value of such minority interest at October 22, 1992. Pro forma adjustments have been made to eliminate the minority interest in 1992.

                    Income Taxes--As discussed in Note 1, the Company had not
               been subject to federal income taxes and certain state income taxes. However, the Company paid state taxes at an effective rate of approximately 2.5%. Effective October 22, 1992, the Company terminated its status as an S Corporation. In connection with the termination of S Corporation status, the Company established a net deferred tax asset that arose during the S Corporation period. The tax benefit of $831,000 received from this termination was credited to additional paid-in capital in 1992. The pro forma adjustments reflect a provision for income taxes at an effective tax rate of 35% during 1992.

        Pro Forma Net Income Per Share--Earnings per share are based on the weighted average number of shares of common stock outstanding during the period plus the number of the shares offered by the Company (109,410) to fund the repurchase by the Company of the minority interest in its subsidiaries.

        Supplemental Pro Forma Net Income Per Share--Supplemental pro forma net income per share reflects the issuance of shares to fund the payment of certain undistributed taxable S Corporation earnings to the Company's former sole stockholder upon the termination of the Company's status as an S Corporation. The calculation is based upon the weighted average shares outstanding used in the calculation of pro forma net income per share including the number of shares offered by the Company (924,692) to fund the distribution of substantially all undistributed taxable S Corporation earnings, ($12.7 million), distributed after the closing of the Company's initial public offering in 1992.

NOTE 14. RETIREMENT PLAN

        The Company has a 401(K) retirement plan that covers substantially all U.S. employees. The Company has recorded matching contributions in the amount of $218,000, $449,000, $429,000 and $284,000 in the Transition Period, 1994, 1993
and 1992, respectively.

        The Company has a noncontributory pension plan covering certain employees overseas based on years of service and final compensation. Net pension cost related to this plan was approximately $204,000, $691,000, $182,000 and $46,000 in the Transition Period, 1994, 1993 and 1992. The actuarial present value of accumulated benefit obligations was approximately $3.9 million, including vested benefits of $3.8 million.

NOTE 15.       QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following table sets forth selected quarterly financial data for the years ended December 31, 1994 and 1993 (in thousands, except per share amounts):

                                                                           THREE MONTHS ENDED (2)
                                                         ------------------------------------------------------------
                                                           MAR 31,          JUNE 30,         SEPT. 30,       DEC. 31,
                                                             1994             1994             1994             1994
                                                             ----             ----             ----             ----
        Revenue                                          $152,579          $182,784         $209,095         $228,931
        Net revenue                                        66,663            77,281           90,648           97,991
        Income from operations                              7,195             9,992           14,564           14,458
        Net income                                          4,927             6,590            9,201            9,415
        Net income per share (1)                             0.33              0.44                -                -
        Net income per share - primary                                                          0.59             0.58
        Net income per share - fully diluted                                                    0.58             0.57

                                                                           THREE MONTHS ENDED (2)
                                                         ------------------------------------------------------------
                                                           MAR 31,          JUNE 30,         SEPT. 30,       DEC. 31,
                                                             1993             1993             1993             1993
                                                             ----             ----             ----             ----
        Revenue                                          $116,650          $124,915         $146,549         $160,912
        Net revenue                                        54,038            57,374           63,249           68,381
        Income from operations                              6,215             7,894            9,728            9,609
        Net income                                          4,200             5,280            6,561            6,673
        Net income per share (1)                             0.29              0.36                -                -
        Net income per share - primary                                                          0.44             0.44
        Net income per share - fully diluted                                                    0.44             0.44


        (1) Primary and fully diluted net income per share are not presented for first and second quarter of 1994 and 1993, as the dilutive effect is not significant.

        (2) Intertrans quarterly financial data which has been included for the pooling of interest restatement is based upon a fiscal year-end of October 31.

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Fritz Companies, Inc.:


         We have audited the accompanying consolidated balance sheets of Fritz Companies, Inc. and subsidiaries as of May 31, 1995 and December 31, 1994 and 1993, and the related consolidated statements of operations, stockholders' equity, and cash flows for the five months ended May 31, 1995 and for each of the years in the three-year period ended December 31, 1994. In connection with our audits of the consolidated financial statements, we also audited the consolidated Financial Statement Schedule II as of and for the five months ended May 31, 1995 and each of the years in the three-year period ended December 31, 1994. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the consolidated statements of operations, stockholders' equity and cash flows, and the Financial Statement Schedule II of Fritz Companies, Inc. for the year ended December 31, 1992 (prior to restatement for pooling of interests - see Note 2 to the Consolidated Financial Statements), which statements reflect total gross revenues constituting 55% and 63%, respectively, of the accompanying consolidated financial statements. Those statements and financial statement schedule were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to those amounts, is based solely on the report of the other auditors.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fritz Companies, Inc. and subsidiaries as of May 31, 1995, and December 31, 1994 and 1993, and the results of their operations and their cash flows for the five months ended May 31, 1995 and for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




/s/ KPMG Peat Marwick LLP


San Francisco, California
August 28, 1995

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
  Fritz Companies, Inc.

We have audited the consolidated statements of operations, stockholders' equity and cash flows of Fritz Companies, Inc. and subsidiaries for the year ended December 31, 1992 (prior to restatement for pooling of interest). Our audit also included the financial statement schedule for the year ended December 31, 1992. These financial statements and financial statement schedule (which are not included herein) are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and the cash flows of Fritz Companies, Inc. and subsidiaries for the year ended December 31, 1992 in conformity with generally accepted accounting principles. Also, in our opinion, such 1992 consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information shown therein.

/s/ Deloitte & Touche LLP

San Francisco, California
March 8, 1993

                             FRITZ COMPANIES, INC.
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                   FOR THE FIVE MONTHS ENDED MAY 31, 1995 AND
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

(IN THOUSANDS)                                                 Net Write-offs
                                          Balance                Charged to    Balance at
                                         Beginning   Charges      Reserves        End
                                         of Period  to Income    and Other     of Period
                                         ---------  ---------  --------------  ----------
For the Five Months ended May 31, 1995:
Allowance for doubtful accounts           $3,674      $1,895      $(1,057)       $4,512
                                          ======      ======      =======        ======

Year ended December 31, 1994:
Allowance for doubtful accounts           $2,170      $2,210      $  (706)       $3,674
                                          ======      ======      =======        ======

Year ended December 31, 1993:
Allowance for doubtful accounts           $2,069      $1,094      $  (993)       $2,170
                                          ======      ======      =======        ======

Year ended December 31, 1992:
Allowance for doubtful accounts           $1,698      $1,129      $  (758)       $2,069
                                          ======      ======      =======        ======

                                  EXHIBIT INDEX

Exhibit                                                                    Page

 2.1 Agreement and Plan of Reorganization entered into by and among the Registrant, Fritz Air Freight and Intertrans Corporation and Amendment No. 1 thereto dated as of April 12, 1995. (Incorporated by reference to Exhibit 2.1 to Form 8-K dated February 14, 1995 filed on or about February 21, 1995 and to Appendix A to the Joint Proxy Statement/Prospectus filed on or about April 13, 1995, respectively.)

 3.1 Registrant's Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to Registration Statement No. 33-50808, filed on August 17, 1992.)

 3.2 Registrant's Bylaws, as heretofore amended. (Incorporated by reference to Exhibit 3.2 to Registration Statement No. 33-50808, filed on August 17, 1992.)

 4.1 Specimen certificate of Registrant's Common Stock. (Incorporated by reference to Exhibit 4.1 to Registration Statement No. 33-50808, filed on August 17, 1992.)

 10.1 First Amended and Restated Credit Agreement between Registrant and Bank of America National Trust and Savings Association dated as of July 29, 1994. (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 1994.)

 10.1.1 First Amendment to First Amended and Restated Credit Agreement between Registrant and Bank of America National Trust and Savings Association dated as of September 23, 1994. (Incorporated by reference to Exhibit
         10.1.1 to Form 10Q for the quarter ended September 30, 1994.)

 10.2 Security Agreement by and between Registrant as Debtor and Bank of America National Trust and Savings Association dated as of March 20, 1992. (Incorporated by reference to Exhibit 10.2 to Registration Statement No. 33-50808, filed on August 17, 1992.)

 10.3 Pledge Agreement between the Registrant and Bank of America National Trust and Savings Association dated as of March 20, 1992. (Incorporated by reference to Exhibit 10.3 to Registration Statement No. 33-50808, filed on August 17, 1992.)

 10.4 Service Agreement dated February 25, 1992 between Federal Express Corporation and the Registrant. (Incorporated by reference to Exhibit
         10.4 to Registration Statement No. 33-50808, filed on August 17, 1992.)

 10.5 Customs Brokerage Service Agreement dated February 28, 1992 between Federal Express Corporation and the Registrant. (Incorporated by reference to Exhibit 10.5 to Registration Statement No. 33-70674, filed October 22, 1993.) *

 10.6 Subchapter S Termination Agreement between the Registrant and Lynn C. Fritz. (Incorporated by reference to Exhibit 10.6 to Registration Statement No. 33-50808, filed on August 17, 1992.)

 10.7 Form of Indemnification Agreement between the Registrant and Lynn C. Fritz. (Incorporated by reference to Exhibit 10.7 to Registration Statement No. 33-50808, filed on August 17, 1992.)

 10.8 Fritz Companies, Inc. Salary Investment and Retirement Plan, and amendments thereto. (Incorporated by reference to Exhibit 10.8 to Registration Statement

         No. 33-50808, filed on August 17, 1992.)*

 10.9 1992 Omnibus Equity Incentive Plan, as amended. (Incorporated by reference to Exhibit 10.9 to Registration Statement No. 33-50808, filed on August 17, 1992). *

 10.10 Contract of Sale between the Registrant and Sanjaylyn Company dated as of March 1, 1985. (Incorporated by reference to Exhibit 10.10 to Registration Statement No. 33-50808, filed on August 17, 1992.)

 10.11 Employment and Deferred Compensation Agreement between the Registrant and Arthur J. Fritz, Sr. dated as of January 1, 1983, and amendment thereto dated as of July 31, 1989. (Incorporated by reference to Exhibit 10.11 to Registration Statement No. 33-50808, filed on August 17, 1992.)

 10.12 Lease Agreement between the Registrant and Sanjaylyn Company, dated June 14, 1991, and Addendum to Lease Agreement dated December 1, 1991. (Incorporated by reference to Exhibit 10.12 to Registration Statement No. 33-50808, filed August 17,1992.)

 10.13 Lease Agreement between the Registrant and Sanjaylyn Company, dated July 2,1991. (Incorporated by reference to Exhibit 10.13 to Registration Statement No. 33-50808, filed on August 17, 1992.)

 10.14 Memorandum Lease between the Registrant and Sanjaylyn Company, effective April 1, 1979, and Addendum to Lease Agreement, dated February 14, 1990. (Incorporated by reference to Exhibit 10.14 to Registration Statement No. 33-50808, filed on August 17, 1992.)

 10.15 Lease Agreement between the Registrant and Sanjaylyn Company, dated February 22, 1991. (Incorporated by reference to Exhibit 10.15 to Registration Statement No. 33-50808, filed on August 17, 1992.)

 10.16 Nonemployee Director Restricted Stock Plan. (Incorporated by reference to Exhibit A to the definitive proxy materials of Registrant, filed on or about April 10, 1993.) *

 10.17 Lease Agreement between the Registrant and Lynn C. Fritz, dated September 1, 1993. (Incorporated by reference to Exhibit 10.17 to Registration Statement No. 33-70674, filed on October 22, 1993.)

 10.18 Lease Agreement between the Registrant and Lynn C. Fritz, dated October 4, 1993. (Incorporated by reference to Exhibit 10.18 to Form 10-K for the year ended December 31, 1993.)

 10.19 Withdrawal Agreement between Arthur J. Fritz, Jr. and Sandra F. Davis, Lynn C. Fritz and Sanjaylyn Company, dated March 31, 1993. (Incorporated by reference to Exhibit 10.18 to Registration Statement No. 33-70674, filed on October 22, 1993.)

 10.20 Customs Service Agreement dated February 28, 1994 between Federal Express Corporation and the Registrant. (Incorporated by reference to Exhibit 10.20 for Form 10-K for the year ended December 31, 1993.)

 10.21 Employment Agreement between the Registrant and Dennis Pelino dated January 1, 1994. (Incorporated by reference to Exhibit 10.21 to Form 10-Q (as amended by Form 10-QA) for the quarter ended June 30, 1994.)

 10.22 Purchase Agreement between the Registrant and Gestion J.L.G., Inc. dated as of April 29, 1994. (Incorporated by reference to Exhibit 1.2 to Form 8-K dated May 2, 1994 filed on or about May 16, 1994.)

 10.23 Addendum to the purchase agreements between the Registrant and Gestion J.L.G., Inc. dated as of April 26, 1994. (Incorporated by reference to Exhibit 10.23 to Form 10-Q for the quarter ended September 30, 1994.)

 22.1    Subsidiaries of the Registrant.

 23.1 Consent of KPMG Peat Marwick LLP on Form S-8 Registration Statement No. 33-57238, 33-78482, and 33-93070.

 23.2 Consent of Deloitte & Touche LLP on Form S-8 Registration Statement No. 33-57238, 33,78482, and 33-93070.


* Indicates, as required by Item 14(a)(3), a management contract of compensatory plan required to be filed as an exhibit to this Form 10-K.