Form 10-Q/A
period 1996-02-29
FRITZ COMPANIES INC
filed 1996-08-20
CIK 890662

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 1996

                                       OR

 [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                    For the transition period from     to

                         Commission file number 0-20548

                              FRITZ COMPANIES, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                       94-3083515
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)

706 Mission Street, Suite 900, San Francisco, California    94103

(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code (415) 904-8360

                                 Not applicable

(Former name, former address and former fiscal year if changed from last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of February 29, 1996 there were 34.7 million shares of common stock outstanding.

FRITZ COMPANIES, INC.                                                FORM 10-Q/A

                                TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION                                                        PAGE
                                                                                       ----
          Item 1.   Financial Statements:

                    Condensed Consolidated Balance Sheets as of February 29,
                    1996 and May 31, 1995                                                3

                    Condensed Consolidated Statements of Income for the three
                    and nine months ended February 29, 1996 and February 28, 1995        4

                    Condensed Consolidated Statements of Cash Flows for the nine
                    months ended February 29, 1996 and February 28, 1995                 5

                    Notes to Condensed Consolidated Financial Statements                 6

          Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                  9

PART II.  OTHER INFORMATION

SIGNATURES                                                                              13

FRITZ COMPANIES, INC.                                                FORM 10-Q/A

PART 1. FINANCIAL INFORMATION:
        ITEM 1. FINANCIAL STATEMENTS


                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)



                                                                        February 29,            May 31,
                                                                           1996                  1995
                                                                        ------------            -------
                            ASSETS

CURRENT ASSETS:
  Cash and equivalents                                                     $ 80,523              $ 74,261
  Accounts receivable, net of allowance for
    doubtful accounts of $4,305 in February, (May, $4,512)                  403,559               323,729
  Deferred income taxes                                                       8,576                 9,767
  Prepaid expenses and other assets                                          25,293                14,021
                                                                           --------              --------
        Total current assets                                                517,951               421,778
                                                                           --------              --------
PROPERTY AND EQUIPMENT-NET                                                  104,284                79,245

OTHER ASSETS:
  Intangibles, net of accumulated amortization of $9,650
    in February, (May, $6,498)                                               80,178                63,711
  Other assets                                                               15,275                11,964
                                                                           --------              --------
  Total other assets                                                         95,453                75,675
                                                                           --------              --------
        TOTAL ASSETS                                                       $717,688              $576,698
                                                                           ========              ========

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term obligations and
    Short-term borrowings                                                  $ 68,501              $  6,335
  Accounts payable                                                          325,412               299,536
  Accrued liabilities                                                        48,589                50,213
  Income tax payable                                                          6,315                 5,101
                                                                           --------              --------
  Total current liabilities                                                 448,817               361,185

LONG-TERM OBLIGATIONS                                                        30,131                33,567
DEFERRED INCOME TAXES                                                         1,035                 1,781
OTHER LIABILITIES                                                             9,621                 5,950
                                                                           --------              --------
        TOTAL LIABILITIES                                                   489,604               402,483
                                                                           --------              --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock: par value $.01 per share
    60,000 shares authorized, 34,665 shares
    issued, (31,858 shares) and 34,665 shares
    outstanding, (16,558 shares)                                                346                   319
  Additional paid-in capital                                                112,045               120,066
  Retained earnings                                                         116,007                87,586
  Treasury stock-at cost (15,300 shares)                                          0               (35,000)
  Cumulative foreign currency translation adjustments                          (314)                1,244
                                                                           --------              --------
  Total stockholders' equity                                                228,084               174,215
                                                                           --------              --------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $717,688              $576,698
                                                                           ========              ========


           See notes to condensed consolidated financial statements.

FRITZ COMPANIES, INC.                                               FORM 10-Q/A

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                (UNAUDITED)

                                                          Three Months Ended                          Nine Months Ended
                                                 -----------------   -----------------      -----------------   -----------------
                                                 February 29, 1996   February 28, 1995      February 29, 1996   February 28, 1995
                                                 -----------------   -----------------      -----------------   -----------------
REVENUE                                               $241,096           $236,972                $783,564           $631,688
FREIGHT CONSOLIDATION COSTS                            137,285            139,197                 445,054            364,713
                                                      --------           --------                --------           --------
NET REVENUE                                            103,811             97,775                 338,510            266,975
                                                      --------           --------                --------           --------
OPERATING EXPENSES:
  Salaries and related costs                            56,725             52,722                 180,777            144,671
  General and administrative                            36,919             31,322                 109,245             83,138
  Merger and related costs                               4,600                                      4,600
                                                      --------           --------                --------           --------
    Total operating expense                             98,244             84,044                 294,622            227,809
                                                      --------           --------                --------           --------
INCOME FROM OPERATIONS                                   5,567             13,731                  43,888             39,166
OTHER EXPENSE--NET                                        (714)              (136)                   (162)              (824)
                                                      --------           --------                --------           --------
INCOME BEFORE TAXES ON INCOME                            4,853             13,595                  43,726             38,342
TAXES ON INCOME                                          1,699              4,722                  15,304             13,176
                                                      --------           --------                --------           --------
NET INCOME                                            $  3,154           $  8,873                $ 28,422           $ 25,166
                                                      ========           ========                ========           ========
Net income per share-primary                          $   0.09           $   0.27                $   0.80           $   0.80
                                                      ========           ========                ========           ========
Weighted average shares outstanding                     35,932             32,698                  35,323             31,646
                                                      ========           ========                ========           ========
Net income per share-fully diluted                    $   0.09           $   0.27                $   0.80           $   0.79
                                                      ========           ========                ========           ========
Weighted average shares outstanding                     35,972             32,964                  35,469             31,795
                                                      ========           ========                ========           ========


          See notes to condensed consolidated financial statements.

FRITZ COMPANIES, INC.                                                FORM 10-Q/A

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                (UNAUDITED)

                                                                               Nine Months Ended
                                                                    ---------------------------------------
                                                                    February 29, 1996     February 28, 1995
                                                                    -----------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                             $ 28,422             $ 25,166
  Adjustment to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                          14,097               10,332
    Deferred income taxes                                                     445                  620
    Tax benefit from exercise of stock options                             11,388
    Other                                                                                       (3,769)
    Effect of changes in:
      Receivables                                                         (48,249)             (50,736)
      Prepaid expenses and other current assets                           (10,980)              (2,613)
      Payables and accrued liabilities                                     (2,561)              29,353
                                                                         --------              -------
  Net cash (used) provided by operating activities                         (7,438)               8,353
                                                                         --------              -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                    (30,923)             (37,645)
  Proceeds from sales of marketable securities                                                   1,861
  Acquisitions, net of cash acquired                                      (17,592)                (169)
  Other                                                                     1,202               (1,605)
                                                                         --------              -------
  Net cash used by investing activities                                   (47,313)             (37,558)
                                                                         --------              -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Long term obligations repaid                                            (13,537)              (4,368)
  Proceeds from revolving loan                                             61,617                    0
  Proceeds from mortgage financing                                                              18,500
  Proceeds from stock options exercised                                    15,573                3,770
  Proceeds from common stock issued                                                             42,321
  Purchase of treasury stocks                                                                   (1,377)
  Dividends paid                                                                                (2,819)
  Other                                                                    (2,640)               1,248
                                                                         --------              -------
  Net cash provided by financing activities                                61,013               57,275
                                                                         --------              -------
INCREASE IN CASH AND EQUIVALENTS                                            6,262               28,070
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                74,261               24,102
                                                                         --------              -------
CASH AND EQUIVALENTS AT END OF PERIOD                                     $80,523              $52,172
                                                                         ========              =======
OTHER CASH FLOW INFORMATION:
  Income taxes paid                                                       $16,093              $ 9,589
                                                                         ========              =======
  Interest paid                                                           $ 3,642              $ 1,740
                                                                         ========              =======
  Noncash investing and financing activities in
  connection with acquisitions:
    Liabilities assumed                                                   $36,608              $77,011
                                                                         ========              =======
    Common stocks issued                                                        0                    0
                                                                         ========              =======


           See notes to condensed consolidated financial statements.

FRITZ COMPANIES, INC.                                                FORM 10-Q/A

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       GENERAL

         The accompanying condensed consolidated financial statements of Fritz Companies, Inc. (the Company) for the three and nine months ended February 29, 1996 and February 28, 1995 are unaudited and in the opinion of management, contain all material adjustments which consist only of normal and recurring adjustments, except for the adjustments described below in Note 5, necessary for a fair presentation of the results of such periods. Effective May 31, 1995 the Company changed its fiscal year end of December 31 to a fiscal year end of May
31. On May 30, 1995 the Company completed its merger with Intertrans Corporation (Intertrans). The February 28, 1995 period represents combined operating results reported for Fritz Companies, Inc. and Intertrans for the three and nine months ended December 31, 1994 and January 31, 1995, respectively, accounted for on pooling of interests basis.

         During the three months ended February 29, 1996, the Company entered and recorded certain transactions relating to merger and related costs, acquisitions and logistics services. See Note 5 below for further discussion.

         The significant accounting policies followed by the Company are described in Note 1 to the audited consolidated financial statements for the year ended May 31, 1995. In accordance with SEC regulations, certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted for the purposes of the condensed consolidated interim financial statements. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, including the notes thereto, for the year ended May 31, 1995 included in the Company's Form 10-K filed on August 28, 1995. The results of operations for the three and nine months ended February 29, 1996 are not necessarily indicative of the results to be expected for the full year.

2.       STOCKHOLDERS' EQUITY

         On October 2, 1995, the Company's Board of Directors declared a two-for-one stock split effected in the form of a 100% stock dividend that was distributed on October 30, 1995 to stockholders of record on October 13, 1995. Stockholders' equity has been adjusted to give effect to the stock split for the prior periods. In addition, all references in the financial statements to number of shares, per share amounts, stock option data and the Company's common stock have been adjusted.

         The Company also retired all of its 15.3 million shares of treasury stock on October 1, 1995. As a result, common stock was debited for $153,000 and paid-in capital for $34.8 million. The reduction in paid-in capital was partially offset by stock options exercised for $15.6 million for nine months ended February 29, 1996 and related tax benefit for $11.4 million. The tax benefit is related to the difference between the market price at the date of exercise and the option price.

         During the nine months ended February 29, 1996, the Company granted options for the purchase of 299,608 shares of common stock, net of cancellations, and made restricted stock grants of 199,378 shares, net of forfeitures, under the 1992 Omnibus Equity Incentive Plan.

FRITZ COMPANIES, INC.                                               FORM 10-Q/A

3.           INCOME TAXES

             Income tax expense for the nine months ended February 29, 1996 consisted of approximately $14.9 million of current tax provision and $0.4 million of net deferred tax provision.

4.           ACQUISITIONS

              In the nine months ended February 29, 1996, the Company acquired eight freight forwarding customs brokerage companies, and purchased additional interests in companies for an aggregate purchase price of $26.4 million consisting of cash of $19.8 million and net obligations payable of $6.6 million. Of the total acquisition price, the Company acquired current assets of $34.0 million, fixed assets of $9.6 million, noncurrent assets of $4.8 million, current liabilities of $31.8 million and noncurrent liabilities of $4.8 million. Intangible assets of $14.6 million were recorded in connection with these acquisitions, which are being amortized on a straight line basis over various lives ranging from three to forty years.

 5.          ADJUSTMENTS RELATED TO RESTATEMENT

             In connection with the preparation of the year end financial statements, the Company completed an analysis of merger and related costs and other transactions during the year, and concluded certain adjustments were necessary for the third quarter of 1996. The Company has accordingly restated its financial statements for the quarterly period ended February 29, 1996. The items requiring adjustment were as follows:

Merger and Related Costs

              In May 1995, the Company merged with Intertrans in a transaction accounted for as a pooling of interests. In connection with the merger, the Company originally estimated and recorded approximately $30 million of merger and related costs, of which approximately $12.5 million was accrued under applicable accounting guidelines. For the year ended May 31,1996, the Company identified additional merger and related costs of $14.6 million, of which approximately $4.6 million were incurred in the third quarter of fiscal year 1996, and the remaining balance in the fourth quarter. These third quarter charges consist primarily of EDP systems integration costs that previously had been capitalized.

Other Items

             The Company recorded adjustments which represent the effect of consolidating certain subsidiaries acquired as of the closing date rather than as originally recorded using the effective date provided in the purchase agreement. The effect of these adjustments was to reduce revenue by approximately $26 million, net revenue by approximately $8 million and pre-tax income by approximately $0.9 million.

             The Company also recorded adjustments to restate revenue, net revenue and pre-tax income pending receipt of additional documentation and information. The effect of these adjustments was to reduce revenue and net revenue by approximately $5 million and by approximately $3 million of pre-tax income for logistics services provided to a customer through an agent. Although the Company believes the services were performed, it has deferred recognition of revenue pending receipt of additional documentation and payment from the agent to substantiate completion of the earnings process. The remaining adjustment comprises approximately $2 million of revenue and net revenue and $0.5 million of pre-tax income relating to transactions requiring additional documentation and information that the Company is seeking to obtain.

              Further, the Company recorded additional operating expenses of approximately $2.0 million primarily related to software development costs that previously had been capitalized.

FRITZ COMPANIES, INC.                                                FORM 10-Q/A

               The restated amounts are as follows (in thousands except per share amounts):

                                          THREE MONTHS ENDED FEBRUARY 29, 1996        NINE MONTHS ENDED FEBRUARY 29, 1996
                                        ----------------------------------------    ---------------------------------------
                                        AS REPORTED    RESTATEMENT   AS RESTATED    AS REPORTED   RESTATEMENT   AS RESTATED
                                        -----------    -----------   -----------    -----------   -----------   -----------
Revenue                                  $274,266       $(33,170)      $241,096      $816,734      $(33,170)     $783,564

Net Revenue                              $118,748       $(14,937)      $103,811      $353,447      $(14,937)     $338,510

General and Administrative               $102,152       $ (8,508)      $ 93,644      $298,530      $ (8,508)     $290,022

Merger and Related Costs                 $      0       $  4,600       $  4,600      $      0      $  4,600      $  4,600

Income Before Taxes on Income            $ 15,850       $(10,997)      $  4,853      $ 54,723      $(10,997)     $ 43,726

Net Income                               $ 10,301       $ (7,147)      $  3,154      $ 35,569      $ (7,147)     $ 28,422

Net Income per share - primary           $    .29       $   (.20)      $    .09      $   1.01      $   (.21)     $    .80

Net Income per share - fully diluted     $    .29       $   (.20)      $    .09      $   1.00      $   (.20)     $    .80

Retained Earnings                        $123,154       $ (7,147)      $116,007      $123,154      $ (7,147)     $116,007

The changes above have been reflected throughout the restated condensed consolidated financial statements.

FRITZ COMPANIES, INC.                                                FORM 10-Q/A

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

       The following discussion is of the Company's financial condition and results of operations for the three and nine months ended February 29, 1996 and February 28, 1995. See Note 1 to Notes to Condensed Consolidated Financial Statements. The merger with Intertrans was completed on May 30, 1995. The results of the prior year for comparison purposes are based on the reported revenues and earnings of the Company and Intertrans of last year, accounted as a pooling of interests.

         As discussed in Note 5 of Notes to Condensed Consolidated Financial Statements, the Company has restated its third quarter of fiscal year 1996 financial statements. The changes from the restatement have been reflected throughout these financial statements.

       For nine months ended February 29, 1996, the Company further expanded its domestic infrastructure by acquiring a freight logistics company, MDS (Atlantic), Inc. in New Jersey, and a warehousing and distribution facility in Charleston, South Carolina.

       The Company also augmented its international operations by acquiring Nielsen Global Freight Corporation (Nielsen), one of the largest logistics service companies in Finland providing air and sea freight forwarding, customs clearance, inland freight consolidation, warehousing and logistics management in Finland. Nielsen is headquartered in Helsinki. The Company also acquired Quick Freight (Pty) Ltd. and Quickair (Pty) Ltd., an international freight forwarder and customs broker headquartered in Cape Town, South Africa and expanded its operations in Asia with the acquisition of Logistics (Holdings) Ltd., a Hong Kong based international NVOCC operator and Amel Express Limited, a Hong Kong based air and ocean freight forwarder with emphasis on the garment on hanger business from Hong Kong to New York. In Latin America, freight forwarding/customs brokerage operations were expanded with the acquisition of Stair/Stanzione Group, Rex Air Freight, and Consolidados De Carga with offices in Venezuela, Chile, Costa Rica, Panama and Peru. In Canada, operations were expanded with the acquisition of Robinson and Heath, Ltd., headquartered in Toronto, with offices located in Ontario, Montreal and Vancouver; and George Fairman Custom House Brokers Consultant Ltd. based in Toronto. These two companies provide customs brokerage and consulting services, international freight forwarding and warehousing and distribution services.


RESULTS OF OPERATIONS

       The following table shows the revenue and net revenue, in thousands of dollars and percentages attributable to the Company's principal logistics services during the periods indicated:

                                           THREE MONTHS ENDED                               NINE MONTHS ENDED
                                   ----------------------------------------   -------------------------------------------
                                   FEBRUARY 29,         FEBRUARY 28,          FEBRUARY 29,            FEBRUARY 28,
                                      1996        %       1995(a)         %         1996           %     1995(a)        %
                                    --------    -----    --------     -----     --------       -----    --------    -----
REVENUE:
  Customs brokerage                 $ 31,006     12.9    $ 32,244      13.6     $104,044        13.3    $ 91,215     14.4
  Ocean freight forwarding            76,517     31.7      61,991      26.2      242,566        31.0     177,030     28.0
  Airfreight forwarding              112,637     46.7     126,052      53.2      370,992        47.3     323,369     51.2
  Warehousing and distribution        20,936      8.7      16,685       7.0       65,962         8.4      40,074      6.4
                                    --------    -----    --------     -----     --------       -----    --------    -----
    Total revenue                   $241,096    100.0    $236,972     100.0     $783,564       100.0    $631,688    100.0
                                    ========    =====    ========     =====     ========       =====    ========    =====

NET REVENUE:

  Customs brokerage                 $ 31,006     29.8    $ 32,244      33.0     $104,044        30.7    $ 91,215     34.2
  Ocean freight forwarding            22,584     21.8      21,620      22.1       76,410        22.6      59,133     22.1
  Airfreight forwarding               34,893     33.6      30,490      31.2      108,182        32.0      84,332     31.6
  Warehousing and distribution        15,328     14.8      13,421      13.7       49,874        14.7      32,295     12.1
                                    --------    -----    --------     -----     --------       -----    --------    -----
    Total net revenue               $103,811    100.0    $ 97,775     100.0     $338,510       100.0    $266,975    100.0
                                    ========    =====    ========     =====     ========       =====    ========    =====

(a) As discussed in Note 1 of Notes to Condensed Consolidated Financial Statements, the February 28, 1995 period represents the combined operating results reported for Fritz and Intertrans for the three and nine months ended December 31, 1994 and January 31, 1995, respectively.

FRITZ COMPANIES, INC.                                                FORM 10-Q/A


THREE MONTHS ENDED FEBRUARY 29, 1996 COMPARED WITH THREE MONTHS ENDED FEBRUARY 28, 1995

       REVENUE AND NET REVENUE: For the third quarter of fiscal year 1996, revenue increased 2% to $241.1 million from $237.0 million in 1995, and net revenue increased 6% to $103.8 million from $97.8 million in 1995. The results of operations for the principal services areas in which the Company is engaged are more fully described below and in addition, due to the accounting year changes, the comparable period of last year includes a significant portion of the calendar fourth quarter which was a peak season for the Company ("seasonality effect"). In addition, see Note 1 of Notes to Consolidated Condensed Financial Statements.

       CUSTOMS BROKERAGE: For the third quarter of fiscal year 1996, net revenue decreased 3.8% to $31.0 million from $32.2 million in 1995. The decrease in net revenue was attributable to growth in the Company's customer base being outweighed by the "seasonality effect." As a percentage of the Company's net revenue customs brokerage represented 29.8%, down from 33.0% in the prior period as the Company's other logistics and transportation services grew at a faster rate primarily due to acquisitions, new clients and the "seasonality effect."

       OCEAN FREIGHT FORWARDING: For the third quarter of fiscal year 1996, revenue increased 23.4% to $76.5 million from $62.0 million in 1995 and net revenue increased 4.5% to $22.6 million from $21.6 million in 1995. The expansion of Non-Vessel Operating Common Carrier (NVOCC) and ocean export activities in Europe and Asia accounted for the majority of the increase in the third quarter.

       AIRFREIGHT FORWARDING: For the third quarter of fiscal year 1996, revenue decreased 10.6% to $112.6 million from $126.1 million in 1995 and net revenue increased 14.4% to $34.9 million from $30.5 million in 1995. While revenue growth was down, due principally to "seasonality effect," the airfreight margin expansion from the Company's merger with Intertrans continued to improve.

       WAREHOUSING AND DISTRIBUTION: For the third quarter of fiscal year 1996, revenue increased 25.5% to $20.9 million from $16.7 million in 1995 and net revenue increased 14.2% to $15.3 million from $13.4 million in 1995. The growth was attributable primarily to the Company's acquisition of a warehousing/distribution concern and increased penetration of domestic services from existing integrated logistics customers on inbound shipments from Asia and Europe to the United States.

       OPERATING EXPENSES: Operating expenses for the third quarter of fiscal year 1996 increased 16.9% to $98.2 million from $84.0 million for the prior period principally due to additional merger and related costs, warehouse related expenses and the "seasonality effect."

FRITZ COMPANIES, INC.                                                FORM 10-Q/A

NINE MONTHS ENDED FEBRUARY 29, 1996 COMPARED WITH NINE MONTHS ENDED FEBRUARY 28, 1995

        REVENUE AND NET REVENUE: Revenue for the nine months ended February 29, 1996 increased 24% to $783.6 million from $631.7 million in 1995, and net revenue increased 26.8% to $338.5 million from $267.0 million in 1995. As a result of the Company's focus on integrated transportation logistics services for existing and new customers, geographic expansion, and strategic acquisitions, all of the Company's principal service areas reported revenue increases. The results of operations for the principal service areas in which the Company is engaged are more fully described below.

         CUSTOMS BROKERAGE: For the nine months ended February 29, 1996, net revenue increased 14.1% to $104.0 million from $91.2 million in 1995. The increase in net revenue was attributable to growth in the Company's existing customer base and new clients. As a percentage of the Company's net revenue, customs brokerage represented 30.7%, down from 34.2% in the prior period as the Company's other logistics and transportation services grew at a faster rate primarily due to acquisitions and new clients.

         OCEAN FREIGHT FORWARDING: For the nine months ended February 29, 1996, revenue increased 37.0% to $242.6 million from $177.0 million and net revenue increased 29.2% to $76.4 million from $59.1 million in 1995. The expansion of NVOCC and ocean export activities in Europe and Asia accounted for the majority of the increase for the nine months ended February 29, 1996.

        AIRFREIGHT FORWARDING: For the nine months ended February 29, 1996, revenue increased 14.7% to $371.0 million from $323.4 million in 1995 and net revenue increased 28.3% to $108.2 million from $84.3 million in 1995. The Company's continued expansion of its operations in Latin America, Europe and Asia led to volume increases in airfreight forwarding, as well as a margin expansion from the Company's merger with Intertrans.

        WAREHOUSING AND DISTRIBUTION: For the nine months ended February 29, 1996, revenue increased 64.6% to $66.0 million from $40.1 million in 1995 and net revenue increased 54.4% to $49.9 million from $32.3 million in 1995. The growth was attributable primarily to the Company's acquisition of a warehousing/distribution concern and increased use of domestic services by the Company's existing customers on inbound shipments from Asia and Europe to the United States.

        OPERATING EXPENSES: For the nine months ended February 29, 1996, operating expenses increased 29.3% to $294.6 million from $227.8 million in 1995. Operating expenses, excluding adjustments for merger and related costs which was discussed in Note 5 of Notes to Condensed Consolidated Financial Statements, were 85.7% and 85.3% of net revenue in 1996 and 1995, respectively. Improvement in operating margin, primarily as a result of the Company's merger with Intertrans, was offset by increases in warehouse related expenses.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's cash and equivalents increased $6.2 million to $80.5 million at February 29, 1996 from $74.3 million at May 31, 1995. This increase was primarily due to cash provided by financing activities in excess of cash used from operating activities and investing activities. The Company's investing activities for this period include capital expenditures of $30.9 million and cash outlays of $17.6 million for cost of interests in acquired companies during the nine months ended February 29, 1996.

        On December 15, 1995, the Company entered into an $80 million syndicated multi-currency credit facility (the Credit Facility) maturing December 15, 1998. The Credit Facility replaces the Company's previous revolving line of credit of $50 million. The primary purpose of the Facility is to provide the Company with the resources necessary to support the rapid growth of its business. Borrowings under the Credit Facility are unsecured.
In addition, the Company is required to comply with certain financial covenants such as (i) maximum leverage ratio, (ii) minimum fixed charge coverage ratio, and (iii) minimum current ratio. In addition, the Company has a term loan for real estate mortgage financing in the amount of $18.5 million that will be due on June 30, 1997.

FRITZ COMPANIES, INC.                                                FORM 10-Q/A

PART II.            OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   a)    Exhibits

         10.1 Multi currency Credit Agreement among the Registrant, the several financial institutions (collectively, the "Banks"; Individually, a "Bank"), and Bank of America National Trust and Savings Association,as letter of credit issuing bank, swingline bank, and agent for the Banks dated as of December 15, 1995.

         10.2 Credit Agreement between Registrant and Bank of America National Trust and Savings Association dated as of December 15, 1995.

         10.3 First Amendment to Credit Agreement between Registrant and Bank of America National Trust and Savings Association dated as of February 28, 1996.

   b) No reports were filed on Form 8-K during the quarter ended February 29, 1996.

FRITZ COMPANIES, INC.                                                FORM 10-Q/A

                               S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 20, 1996.

                              FRITZ COMPANIES, INC.

                              Registrant


                              /s/ Lynn C. Fritz
                              --------------------------------------------
                              Lynn C. Fritz, Chairman of the Board
                              and Chief Executive Officer


                              --------------------------------------------
                              Dennis L. Pelino, President and Chief Operating Officer


                              /s/ Ronald W. Womack
                              --------------------------------------------
                              Ronald W. Womack, Vice President of Finance
                              and Principal Accounting Officer