Form 10-Q
period 1996-08-31
FRITZ COMPANIES INC
filed 1996-10-15
CIK 890662

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                 For the quarterly period ended AUGUST 31, 1996

                                       OR

[  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
             For the transition period from __________ to __________

                         Commission file number 0-20548



                              FRITZ COMPANIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                        94-3083515
--------------------------------------------------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)

706 Mission Street, Suite 900, San Francisco, California                 94103
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code (415) 904-8360

                                 Not applicable
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year if changed from last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.[X] Yes [ ] No

As of  August 31, 1996 there were 35,083,000 shares of common stock outstanding.

================================================================================

FRITZ COMPANIES, INC.                                                  FORM 10-Q



                                TABLE OF CONTENTS



PART I.    FINANCIAL INFORMATION                                                    PAGE

           Item 1.    Financial Statements:

                      Condensed Consolidated Balance Sheets as of August 31,
                      1996 and May 31, 1996                                           3

                      Condensed Consolidated Statements of Income for the three
                      months ended August 31, 1996 and 1995                           4

                      Condensed Consolidated Statements of Cash Flows for the
                      three months ended August 31, 1996 and 1995                     5

                      Notes to Condensed Consolidated Financial Statements            6


           Item 2.    Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                             7


PART II.   OTHER INFORMATION                                                          9


SIGNATURES                                                                           10

FRITZ COMPANIES, INC.                                                  FORM 10-Q


PART I.    FINANCIAL INFORMATION
           ITEM 1.    FINANCIAL STATEMENTS:

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                     AUGUST 31,        MAY 31,
                                                                                       1996             1996
                                                                                       ----             ----
                                                       ASSETS
CURRENT ASSETS:
    Cash and equivalents                                                            $  75,589         $  86,461
    Accounts receivable, net of allowance for
        doubtful accounts of $7,473 in August (May, $6,401)                           411,866           397,747
    Deferred income taxes                                                               8,515             7,368
    Prepaid expenses and other assets                                                  23,645            28,368
                                                                                    ---------         ---------
        Total current assets                                                          519,615           519,944
                                                                                    ---------         ---------

PROPERTY AND EQUIPMENT - NET                                                          113,629           111,399
                                                                                    ---------         ---------

OTHER ASSETS:
    Intangibles, net of accumulated amortization of $13,092
        in August (May, $11,963)                                                      107,993            88,790
    Other assets                                                                       12,194            13,329
                                                                                    ---------         ---------
    Total other assets                                                                120,187           102,119
                                                                                    ---------         ---------

        TOTAL ASSETS                                                                $ 753,431         $ 733,462
                                                                                    =========         =========


                                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current portion of long-term obligations and short-term
        borrowings                                                                  $  36,284         $  14,514
    Accounts payable                                                                  302,997           322,018
    Accrued liabilities                                                                64,783            65,149
    Income tax payable                                                                  9,660             6,496
                                                                                    ---------         ---------
    Total current liabilities                                                         413,724           408,177

LONG-TERM OBLIGATIONS                                                                  93,644            89,505
DEFERRED INCOME TAXES                                                                     844               995
OTHER LIABILITIES                                                                       4,069             4,038
                                                                                    ---------         ---------
        TOTAL LIABILITIES                                                             512,281           502,715
                                                                                    ---------         ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Common stock: par value $.01 per share;
        60,000 shares authorized, 35,083 shares
        issued and outstanding, (34,898 shares
        issued and outstanding, May, 31, 1996)                                            351               349
    Additional paid-in capital                                                        121,278           118,485
    Retained earnings                                                                 120,378           112,587
    Cumulative foreign currency translation adjustments                                  (857)             (674)
                                                                                    ---------         ---------
        Total stockholders' equity                                                    241,150           230,747
                                                                                    ---------         ---------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $ 753,431         $ 733,462
                                                                                    =========         =========

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

FRITZ COMPANIES, INC.                                                  FORM 10-Q



                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                           THREE MONTHS ENDED AUGUST 31,
                                                           -----------------------------
                                                              1996              1995
                                                           ---------         ---------

REVENUE                                                    $ 270,490         $ 266,366
FREIGHT CONSOLIDATION COSTS                                  140,773           150,662
                                                           ---------         ---------
NET REVENUE                                                  129,717           115,704
                                                           ---------         ---------
OPERATING EXPENSES:
  Salaries and related costs                                  71,634            61,632
  General and administrative                                  45,720            35,173
                                                           ---------         ---------
    Total operating expenses                                 117,354            96,805
                                                           ---------         ---------

INCOME FROM OPERATIONS                                        12,363            18,899
OTHER INCOME (EXPENSE)--NET                                     (377)              479
                                                           ---------         ---------
INCOME BEFORE TAXES ON INCOME                                 11,986            19,378
TAXES ON INCOME                                                4,195             6,782
                                                           ---------         ---------

NET INCOME                                                 $   7,791         $  12,596
                                                           =========         =========



Net income per share - primary                             $    0.22         $    0.36
                                                           =========         =========

Weighted average shares outstanding - primary                 35,734            35,154
                                                           =========         =========

Net income per share - fully diluted                       $    0.22         $    0.36
                                                           =========         =========

Weighted average shares outstanding - fully diluted           35,805            35,386
                                                           =========         =========









            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

FRITZ COMPANIES, INC.                                                  FORM 10-Q


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                        Three Months Ended August 31,
                                                        -----------------------------
                                                           1996              1995
                                                         --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                             $  7,791         $ 12,596
  Adjustments to reconcile net income to net cash
  used by operating activities:
      Depreciation and amortization                         5,940            4,681
      Deferred Income taxes                                (1,681)             322
      Other                                                     -              202
      Effect of changes in:
        Receivables                                       (14,119)          (8,036)
        Prepaid expenses and other current assets           4,723            4,532
        Payables and accrued liabilities                  (15,879)         (15,279)
        Accrued merger costs                                 (344)          (4,755)
                                                         --------         --------
   Net cash used by operating activities                  (13,569)          (5,737)
                                                         --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                     (9,490)          (6,304)
  Acquisitions, net of cash acquired                       (8,430)          (8,222)
  Other                                                      (712)            (421)
                                                         --------         --------
  Net cash used by investing activities                   (18,632)         (14,947)
                                                         --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Long term obligations issued                              2,557                -
  Long term obligations repaid                             (4,834)          (3,442)
  Net increase in short-term borrowings                    21,000           17,250
  Proceeds from stock options exercised                     2,795            4,438
  Other                                                        (6)            (215)
                                                         --------         --------
   Net cash provided by financing activities               21,512           18,031
                                                         --------         --------
Foreign currency translation adjustments                     (183)          (1,329)
                                                         --------         --------
DECREASE  IN CASH AND EQUIVALENTS                         (10,872)          (3,982)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                86,461           74,261
                                                         --------         --------

CASH AND EQUIVALENTS AT END OF PERIOD                    $ 75,589         $ 70,279
                                                         ========         ========

OTHER CASH FLOW INFORMATION:
  Income taxes paid                                      $    349         $  6,174
                                                         ========         ========
  Interest paid                                          $  1,152         $  2,091
                                                         ========         ========
  Noncash investing and financing activities in
  connection with acquisitions:
      Liabilities assumed                                $      -         $  8,167
                                                         ========         ========


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

FRITZ COMPANIES, INC.                                                  FORM 10-Q


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


     1.   GENERAL

          The accompanying condensed consolidated financial statements of Fritz Companies, Inc. (the Company) for the three months ended August 31, 1996 and 1995 are unaudited and, in the opinion of management, contain all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the results of such periods.

          The significant accounting policies followed by the Company are described in Note 1 to the audited consolidated financial statements for the year ended May 31, 1996. In accordance with SEC regulations, certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted for the purposes of the condensed consolidated interim financial statements. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, including the notes thereto, for the year ended May 31, 1996 included in the Company's Form 10-K filed on August 28, 1996. The results of operations for the three months ended August 31, 1996 are not necessarily indicative of the results to be expected for the full year.


     2.   COMMON STOCK

          The increase in common stock issued and paid in capital was primarily due to 74,731 shares of options exercised.


     3.     INCOME TAXES

            Income tax expense for the three months ended August 31, 1996 consisted of approximately $5.9 million of current tax provision and $1.7 million of deferred tax benefit.


     4.     ACQUISITIONS

            For the three months ended August 31, 1996, the Company acquired the remaining interests in two freight forwarding companies for an aggregate purchase price of approximately $8.0 million in cash. In addition, the Company acquired minority interests in a company which was recorded under the equity base method of accounting. Intangible assets of approximately $7.7 million were recorded in connection with these acquisitions, which are being amortized on a straight line basis over forty years. In addition, the Company recorded approximately $8.6 million of additional purchase price (consisting of cash of $1.4 million and obligations payable of $7.2 million) relating to achievement of specified net revenue or pre tax income levels of certain prior acquisitions.

     FRITZ COMPANIES, INC.                                             FORM 10-Q


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     OVERVIEW

         The following discussion is applicable to the Company's financial condition and results of operations for the three months ended August 31, 1996 and 1995. See Note 1 to Notes to Condensed Consolidated Financial Statements.


     RESULTS OF OPERATIONS

         The following table provides the revenue, and net revenue, in thousands of dollars and percentages attributable to the Company's principal logistics services during the periods indicated:

                                                    THREE MONTHS ENDED AUGUST 31,
                                        ---------------------------------------------------
                                           1996            %              1995          %
                                        ---------       ------          ---------     -----

REVENUE:
  Customs brokerage                      $ 40,884         15.1        $ 36,556         13.7
  Ocean freight forwarding                 80,795         29.9          80,020         30.1
  Airfreight forwarding                   114,988         42.5         128,235         48.1
  Warehousing and distribution             33,823         12.5          21,555          8.1
                                         --------        -----        --------        -----
    Total revenue                        $270,490        100.0        $266,366        100.0
                                         ========        =====        ========        =====

NET REVENUE:
  Customs brokerage                      $ 40,884         31.5        $ 36,556         31.6
  Ocean freight forwarding                 28,149         21.7          28,541         24.7
  Airfreight forwarding                    34,137         26.3          34,193         29.5
  Warehousing and distribution             26,547         20.5          16,414         14.2
                                         --------        -----        --------        -----
      Total net revenue                  $129,717        100.0        $115,704        100.0
                                         ========        =====        ========        =====


THREE MONTHS ENDED AUGUST 31, 1996 COMPARED WITH THREE MONTHS ENDED AUGUST 31, 1995

         Revenue and Net Revenue: For the first quarter of fiscal year 1997, revenue increased 1.5% to $270.5 million from $266.4 million for the comparable period and net revenue increased 12.1% to $129.7 million from $115.7 million for the comparable period. The increased revenue was primarily due to warehousing and distribution and, to a lesser extent, customs brokerage which was offset by decreased revenue in airfreight. The increased warehousing and distribution revenue resulted primarily from the Company's continued expansion of overseas and domestic services, increased demand from existing integrated logistics customers, acquisitions and the Company's continued expansion of its warehouse facilities. In addition, warehouse and distribution revenue and net revenue include the recognition of approximately $3 million for logistics services provided to a customer through an agent as discussed in the Company's Form 10-Q/A for the third quarter of fiscal year 1996 in Note 5 Adjustment Related to Restatement. The increased customs brokerage was primarily attributable to the growth in the Company's existing customer base, new customers and acquisitions. Airfreight revenue decreased as a result of the absence of charters for a customer to Latin America and the loss of certain customers which was only partially offset by the addition of new customers. However, the Company continued to experience higher margins due to increased volumes from the merger with Intertrans Corporation, acquisitions and lower destination costs.

     FRITZ COMPANIES, INC.                                             FORM 10-Q



         The increase in net revenue was primarily due to warehousing and distribution and customs brokerage. The increase in warehousing and distribution and customs brokerage was due to the factors discussed above.

         Operating Expenses: Operating expenses increased 21.2% for the first quarter of fiscal year 1997 compared to the comparable period of fiscal year 1996. Salaries and related costs increased primarily due to an increase in the number of employees, higher salary levels and workers' compensation insurance premium adjustments. General and administrative expenses increased primarily due to expenditures to support the Company's expansion, including warehouse-related expenses. In addition, there was an increase in travel and professional services expenditures. The increased travel cost was due primarily to the Company's biennial worldwide managers' meeting and professional services costs increased primarily due to higher legal expenses and consulting fees.

     LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and equivalents decreased $10.9 million to $75.6 million at August 31, 1996 from $86.5 million at May 31, 1996. This decrease was primarily due to cash used from operating activities and investing activities in excess of the cash provided by financing activities. The Company's investing activities for this period included capital expenditures of approximately $9.5 million which primarily includes expenditures for computer hardware, building and leasehold improvements and equipment. The Company also made cash outlays totaling $8.0 million to acquire the remaining interest in two companies during 1996. In addition, the Company recorded approximately $8.6 million of additional purchase price (consisting of cash of $1.4 million and obligations payable of $7.2 million) relating to achievement of specified net revenue or pre tax income levels of certain prior acquisitions. The cash flow from operating activities decreased primarily due to the increase in accounts receivables and the decrease in accounts payable and accrued liabilities. The Company's total available borrowing capacity under the syndicated multi-currency credit facility as of August 31, 1996 was approximately $33.6 million.

FRITZ COMPANIES, INC.                                                  FORM 10-Q



PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (b) The Company filed the following reports on Form 8-K during the quarter ended August 31, 1996 and through the date hereof:



         (1) July 29, 1996

             Item 5. Other Events

                -    Filed the Company's fourth quarter earnings release.

         (2) July 29, 1996

             Item 5. Other Events

                - The Company disclosed that on July 29, 1996, a complaint was filed in the Superior Court of the State of California, County of San Francisco, against the Company and certain of its directors and officers. The complaint, which purports to be brought on behalf of a class of purchasers of the Company's stock between August 28, 1995 and July 23, 1996, alleges various violations of California law in connection with prior disclosures made by the Company and seeks unspecified damages.

         (3) July 31, 1996

             Item 5. Other Events

                - The Company disclosed that on July 31, 1996, a second complaint was filed in the Superior Court of the State of California, County of San Francisco, against the Company and certain of its directors and officers containing similar allegations as the first complaint filed on July 29, 1996.

                - The Company disclosed that on July 31, 1996, two complaints were filed in the U.S. District Court for the Northern District of California, against the Company and certain of its directors and officers. The complaints, which purport to be brought on behalf of a class of purchasers of the Company's stock between August 28, 1995 and July 23, 1996, allege various violations of federal securities law in connection with prior disclosures made by the Company and seeks unspecified damages.

         (4) August 13, 1996

             Item 5. Other Events

                - The Company disclosed that on August 13, 1996, a complaint was filed in the U.S. District Court for the Northern District of California, against the Company and certain of its directors and officers. The complaint, which purports to be brought on behalf of a class of purchasers of the Company's stock between August 28, 1995 and July 23, 1996, alleges various violations of federal securities law in connection with prior disclosures made by the Company and seeks unspecified damages.

         (5) October 9, 1996

             Item 5. Other Events

                - On October 9, 1996, the Company issued a press release relating to its earnings for the first quarter of fiscal 1997.

FRITZ COMPANIES, INC.                                                  FORM 10-Q





                               S I G N A T U R E S


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       FRITZ COMPANIES, INC.
                                       Registrant


                                       Dated:  October 14, 1996



                                       /s/ Lynn C. Fritz
                                       ------------------------------------
                                       Lynn C. Fritz
                                       Chairman and Chief Executive Officer



                                       /s/ Dennis L. Pelino
                                       ------------------------------------
                                       Dennis L. Pelino
                                       President and Chief Operating Officer



                                       /s/ Ronald W. Womack
                                       ------------------------------------
                                       Ronald W. Womack
                                       Vice President of Finance and
                                       Principal Accounting Officer