Form 10-Q
period 1996-11-30
FRITZ COMPANIES INC
filed 1997-01-13
CIK 890662

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              -------------------

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended NOVEMBER 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                        For the transition period from     to

                         Commission file number 0-20548

                              FRITZ COMPANIES, INC.
             (Exact name of registrant as specified in its charter)

Delaware                                                    94-3083515
(State or other jurisdiction                              (IRS Employer
of incorporation or organization)                      Identification Number)

706 Mission Street, Suite 900, San Francisco, California      94103
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code (415) 904-8360

                                 Not applicable
    (Former name, former address and former fiscal year if changed from last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of November 30, 1996 there were 35,106,000 shares of common stock outstanding.

================================================================================

FRITZ COMPANIES, INC.                                                  FORM 10-Q



                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                                    PAGE
        Item 1. Financial Statements:

                Condensed Consolidated Balance Sheets as of November 30,
                1996 and May 31, 1996                                              3

                Condensed Consolidated Statements of Income for the three
                months and six months ended November 30, 1996 and 1995             4

                Condensed Consolidated Statements of Cash Flows for the
                six months ended November 30, 1996 and 1995                        5

                Notes to Condensed Consolidated Financial Statements               6


        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                7


PART II. OTHER INFORMATION                                                        10

SIGNATURES                                                                        12

EXHIBIT INDEX                                                                     13

FRITZ COMPANIES, INC.                                                  FORM 10-Q

PART I. FINANCIAL INFORMATION
        ITEM 1.    FINANCIAL STATEMENTS:

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                   NOVEMBER 30,       MAY 31,
                                                                          1996          1996
                                                                   -----------      --------
                                     ASSETS

CURRENT ASSETS:
    Cash and equivalents                                            $ 84,688        $ 86,461
    Accounts receivable, net of allowance for
        doubtful accounts of $7,404 in November (May, $6,401)        419,532         397,747
    Deferred income taxes                                              7,190           7,368
    Prepaid expenses and other assets                                 24,344          28,368
                                                                    --------        --------
    Total current assets                                             535,754         519,944
                                                                    --------        --------

PROPERTY AND EQUIPMENT - NET                                         122,296         111,399
                                                                    --------        --------
OTHER ASSETS:
    Intangibles, net of accumulated amortization of $14,299
        in November (May, $11,963)                                   108,677          88,790
    Deferred income taxes                                              2,365           1,727
    Other assets                                                      11,110          11,602
                                                                    --------        --------
    Total other assets                                               122,152         102,119
                                                                    --------        --------
        TOTAL ASSETS                                                $780,202        $733,462
                                                                    ========        ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term obligations and short-term
        borrowings                                                  $ 45,749        $ 14,514
    Accounts payable                                                 310,344         322,018
    Accrued liabilities                                               67,814          65,149
    Income tax payable                                                 9,832           6,496
                                                                    --------        --------
    Total current liabilities                                        433,739         408,177

LONG-TERM OBLIGATIONS                                                 90,216          89,505
DEFERRED INCOME TAXES                                                  1,005             995
OTHER LIABILITIES                                                      4,244           4,038
                                                                    --------        --------
        TOTAL LIABILITIES                                            529,204         502,715
                                                                    --------        --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Common stock: par value $.01 per share;
        60,000 shares authorized, 35,106 shares
        issued and outstanding, (34,898 shares
        issued and outstanding, May, 31, 1996)                           351             349
    Additional paid-in capital                                       122,240         118,485
    Retained earnings                                                129,633         112,587
    Cumulative foreign currency translation adjustments               (1,226)           (674)
                                                                    --------        --------
        Total stockholders' equity                                   250,998         230,747
                                                                    --------        --------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $780,202        $733,462
                                                                    ========        ========


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

FRITZ COMPANIES, INC.                                                  FORM 10-Q

                              FRITZ COMPANIES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                    UNAUDITED


                                                                 THREE MONTHS ENDED             SIX MONTHS ENDED
                                                            ----------------------------   ----------------------------
                                                            NOVEMBER 30,    NOVEMBER 30,   NOVEMBER 30,    NOVEMBER 30,
                                                            ------------    ------------   ------------    ------------
                                                                1996            1995           1996             1995
                                                            ------------    ------------   ------------    ------------
REVENUE                                                      $306,464        $276,102       $576,954        $542,469
FREIGHT CONSOLIDATION COSTS                                   175,687         157,107        316,460         307,770
                                                             --------        --------       --------        --------
NET REVENUE                                                   130,777         118,995        260,494         234,699
                                                             --------        --------       --------        --------
OPERATING EXPENSES:
      Salaries and related costs                               73,872          62,420        145,506         124,052
      General and administrative                               42,206          37,153         87,926          72,328
                                                             --------        --------       --------        --------
        Total expenses                                        116,078          99,573        233,432         196,380
                                                             --------        --------       --------        --------

INCOME FROM OPERATIONS                                         14,699          19,422         27,062          38,319
OTHER INCOME (EXPENSE) - NET                                     (460)             73           (837)            553
                                                             --------        --------       --------        --------
INCOME BEFORE TAXES ON INCOME                                  14,239          19,495         26,225          38,872
TAXES ON INCOME                                                 4,984           6,823          9,179          13,605
                                                             --------        --------       --------        --------

NET INCOME                                                   $  9,255        $ 12,672       $ 17,046        $ 25,267
                                                             ========        ========       ========        ========

   Weighted average shares outstanding - primary               35,373          35,247         35,584          34,887
                                                             ========        ========       ========        ========

   Earnings per share - primary                              $   0.26        $   0.36       $   0.48        $   0.72
                                                             ========        ========       ========        ========

   Weighted average shares outstanding - fully diluted         35,510          35,394         35,694          35,144
                                                             ========        ========       ========        ========

   Earnings per share - fully diluted                        $   0.26        $   0.36       $   0.48        $   0.72
                                                             ========        ========       ========        ========

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

FRITZ COMPANIES, INC.                                                  FORM 10-Q

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                      SIX MONTHS ENDED NOVEMBER 30,
                                                      -----------------------------
                                                          1996            1995
                                                        --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                            $ 17,046        $ 25,267
  Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                        11,762           9,185
     Deferred income taxes                                  (451)          1,041
     Tax benefit from exercise of stock options               --           9,705
      Other                                                  813             563
      Effect of changes in:
        Receivables                                      (20,296)        (68,509)
        Prepaid expenses and other current assets          4,024          (8,180)
        Payables and accrued liabilities                  (7,353)         19,651
                                                        --------        --------
   Net cash provided by (used in) operating activities     5,545         (11,277)
                                                        --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                   (22,063)        (17,569)
  Acquisitions, net of cash acquired                      (7,899)        (17,313)
  Other                                                   (1,398)          1,829
                                                        --------        --------
  Net cash used by investing activities                  (31,360)        (33,053)
                                                        --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term obligations issued                             4,127              --
  Long-term obligations repaid                            (9,287)         (4,310)
  Net increase in short-term borrowings                   26,010          32,250
  Proceeds from stock options exercised                    3,757          14,043
  Other                                                      (13)            513
                                                        --------        --------
   Net cash provided by financing activities              24,594          42,496
                                                        --------        --------
Foreign currency translation adjustments                    (552)           (920)
                                                        --------        --------
DECREASE  IN CASH AND EQUIVALENTS                         (1,773)         (2,754)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD               86,461          74,261
                                                        --------        --------

CASH AND EQUIVALENTS AT END OF PERIOD                   $ 84,688        $ 71,507
                                                        ========        ========

OTHER CASH FLOW INFORMATION:
  Income taxes paid                                     $  3,757        $ 12,982
                                                        ========        ========
  Interest paid                                         $  4,581        $  2,389
                                                        ========        ========
  Noncash investing and financing activities in
  connection with acquisitions:
      Liabilities assumed                               $  2,189        $  9,744
                                                        ========        ========


           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

FRITZ COMPANIES, INC.                                                  FORM 10-Q


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   GENERAL

     The accompanying condensed consolidated financial statements of Fritz Companies, Inc. (the Company) for the three and six months ended November 30, 1996 and 1995 are unaudited and, in the opinion of management, contain all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the results of such periods.

     The significant accounting policies followed by the Company are described in Note 1 to the audited consolidated financial statements for the year ended May 31, 1996. In accordance with SEC regulations, certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted for the purposes of the condensed consolidated interim financial statements. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, including the notes thereto, for the year ended May 31, 1996 included in the Company's Form 10-K filed on August 28, 1996. The results of operations for the three and six months ended November 30, 1996 are not necessarily indicative of the results to be expected for the full year.


2.   COMMON STOCK

     The increase in common stock issued and paid in capital was primarily due to 108,000 shares issued upon exercise of options and restricted stock grants.


3.   INCOME TAXES

     Income tax expense for the six months ended November 30, 1996 consisted of approximately $9.6 million of current tax provision and $451,000 of deferred tax benefit.


4.   ACQUISITIONS

     For the six months ended November 30, 1996, the Company acquired assets and the remaining interests in five freight forwarding companies for an aggregate purchase price of approximately $9.6 million consisting of cash of $8.3 million and obligations payable of $1.3 million. In addition, the Company acquired minority interests in a company which was recorded under the equity base method of accounting. Of the total acquisition price, the Company acquired current assets of $2.3 million, fixed assets of $1.0 million and current liabilities of $2 million. Intangible assets of approximately $8.3 million were recorded in connection with these acquisitions, which are being amortized on a straight line basis over forty years. In addition, the Company recorded approximately $9.5 million of additional purchase price relating to achievement of specified net revenue or pre tax income levels of certain prior acquisitions.

FRITZ COMPANIES, INC.                                                  FORM 10-Q



5.   SUBSEQUENT EVENTS

     Two of the class action suits, filed against the Company and disclosed in
Item 3, 7 and 14 of the Company's Form 10-K filed on August 28, 1996 (Levenson v. Fritz and Hack v. Fritz) were dismissed with prejudice on December 27, 1996 by the Superior Court of California for the County of San Francisco on the grounds that claims sought to be asserted under the California Corporate Securities Law and for common law fraud were not legally tenable. The three cases filed in federal court and one additional case filed in California state court have not yet been addressed by the courts and remain pending.

     The Company is unable to estimate the ultimate outcome of these matters, and it is possible that such outcome could have a significant adverse impact on the Company's consolidated results of operations. The Company believes that the ultimate outcome of these matters will not have a significant adverse impact on the Company's consolidated financial position.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

     The following discussion is applicable to the Company's financial condition and results of operations for the three and six months ended November 30, 1996 and 1995. See Note 1 to Notes to Condensed Consolidated Financial Statements.


RESULTS OF OPERATIONS

     The following table provides the revenue, and net revenue, in thousands of dollars and percentages attributable to the Company's principal logistics services during the periods indicated:

                                        THREE MONTHS ENDED NOVEMBER 30,               SIX MONTHS ENDED NOVEMBER 30,
                                     -------------------------------------     ---------------------------------------------
                                       1996      %         1995        %         1996        %           1995            %
                                     --------   ----     --------     ----     ---------    ----       --------         ----
REVENUE:
  Customs brokerage                   $37,790   12.3     $ 36,482     13.2      $ 78,674    13.6       $ 73,037         13.5
  Ocean freight forwarding             87,807   28.7       86,029     31.2       168,602    29.2        166,050         30.6
  Airfreight forwarding               145,695   47.5      130,120     47.1       260,683    45.2        258,356         47.6
  Warehousing and
   distribution                        35,172   11.5       23,471      8.5        68,995    12.0         45,026          8.3
                                     --------   ----     --------     ----      --------    ----       --------         ----
    Total revenue                    $306,464    100%    $276,102      100%     $576,954     100%      $542,469          100%
                                     ========   ====     ========     ====      ========    ====       ========         ====

NET REVENUE:
  Customs brokerage                  $ 37,790   28.9     $ 36,482     30.7      $ 78,674    30.2       $ 73,037         31.1
  Ocean freight forwarding             25,600   19.6       25,285     21.2        53,749    20.6         53,826         22.9
  Airfreight forwarding                40,748   31.1       39,096     32.9        74,885    28.8         73,289         31.2
  Warehousing and
   distribution                        26,639   20.4       18,132     15.2        53,186    20.4         34,547         14.8
                                     --------   ----     --------     ----     ---------    ----       --------         ----
    Total net revenue                $130,777    100%    $118,995      100%     $260,494     100%      $234,699          100%
                                     ========   ====     ========     ====      ========    ====       ========         ====

FRITZ COMPANIES, INC.                                            FORM 10-Q



THREE MONTHS ENDED NOVEMBER 30, 1996 COMPARED WITH THREE MONTHS ENDED NOVEMBER 30, 1995

     Revenue and Net Revenue: For the second quarter of fiscal year 1997, revenue increased 11% to $306.5 million from $276.1 million for the comparable period and net revenue increased 9.9% to $130.8 million from $119.0 million for the comparable period. The increased revenue and net revenue was primarily due to warehousing and distribution and airfreight. The increased warehousing and distribution revenue and net revenue resulted primarily from the Company's continued expansion of overseas and domestic services, increased demand from existing integrated logistics customers, acquisitions and the Company's continued expansion of its warehouse facilities. Airfreight revenue and net revenue increased primarily due to increased business from existing integrated logistics customers, acquisitions and the Company's continued expansion of its operations in Asia, Latin America and Europe. However, the Company experienced lower yields due primarily to higher costs which have not been passed on to customers in all cases and it also reflects a slight decrease in weight per shipment from the United States to overseas.


     Operating Expenses: Operating expenses increased 16.6% for the second quarter of fiscal year 1997 compared to the comparable period of fiscal year 1996. Salaries and related costs increased primarily due to an increase in the number of employees resulting mostly from recent acquisitions and the Company's continued expansion of its overseas and domestic services, and higher salary levels. Some of the increase in number of employees was from Europe where salary costs tend to be higher. General and administrative expenses such as data processing, occupancy and equipment increased primarily due to expenditures to support the Company's expansion including warehouse-related expenses.


SIX MONTHS ENDED NOVEMBER 30, 1996 COMPARED WITH SIX MONTHS ENDED NOVEMBER 30, 1995

     Revenue and Net Revenue: Revenue for the six months ended November 30, 1996 increased 6.4% to $577.0 million from $542.5 million for the comparable period and net revenue increased 11% to $260.5 million from $234.7 million for the comparable period. The increased revenue and net revenue was primarily attributable to warehousing and distribution and customs brokerage. The increased warehousing and distribution revenue and net revenue resulted primarily from the Company's continued expansion of overseas and domestic services, increased demand from existing integrated logistics customers, acquisitions and the Company's continued expansion of its warehouse facilities. In addition, warehouse and distribution revenue and net revenue include the recognition of approximately $3 million for logistics services provided to a customer through an agent. The increased customs brokerage was primarily attributable to the growth in the Company's existing customer base, new customers and acquisitions.

     Operating Expenses: Operating expenses for the six months ended November 30, 1996 increased 18.9% compared to the comparable period. Salaries and related costs increased primarily due to an increase in the number of employees resulting mostly from recent acquisitions and the Company's continued expansion of its overseas and domestic services, and higher salary levels. Some of the increase in number of employees was from Europe where salary costs tend to be higher. General and administrative expenses such as data processing, occupancy and equipment increased primarily due to expenditures to support the Company's expansion, including warehouse-related expenses. In addition, there was an increase in travel and professional services expenditures. The increased travel cost was due primarily to the Company's biennial worldwide managers' meeting and professional services cost increased primarily due to higher legal expenses and consulting fees.

FRITZ COMPANIES, INC.                                            FORM 10-Q



LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and equivalents decreased $1.8 million to $84.7 million at November 30, 1996 from $86.5 million at May 31, 1996. This decrease was primarily due to cash used on investing activities in excess of the cash provided by operating activities and financing activities. The Company's investing activities for this period included capital expenditures of approximately $22.1 million which primarily includes expenditures for computer hardware, building and leasehold improvements and equipment. The Company also made cash outlays totaling $9.6 million to acquire assets and the remaining interest in five companies during the six months ended November 30, 1996. In addition, the Company recorded approximately $9.5 million of additional purchase price (consisting of cash of $2.3 million and obligations payable of $7.2 million) relating to achievement of specified net revenue or pre tax income levels of certain prior acquisitions. The cash flow from operating activities increased slightly primarily due to earnings and depreciation and amortization which was offset by an increase in accounts receivables. The Company's total available borrowing capacity under the syndicated multi-currency credit facility as of November 30, 1996 was approximately $25.8 million.


SUBSEQUENT EVENTS

     Two of the class action suits, filed against the Company and disclosed in
Item 3, 7 and 14 of the Company's Form 10-K filed on August 28, 1996 (Levenson v. Fritz and Hack v. Fritz) were dismissed with prejudice on December 27, 1996 by the Superior Court of California for the County of San Francisco on the grounds that claims sought to be asserted under the California Corporate Securities Law and for common law fraud were not legally tenable. The three cases filed in federal court and one additional case filed in California state court have not yet been addressed by the courts and remain pending.

     The Company is unable to estimate the ultimate outcome of these matters, and it is possible that such outcome could have a significant adverse impact on the Company's consolidated results of operations. The Company believes that the ultimate outcome of these matters will not have a significant adverse impact on the Company's consolidated financial position.

FRITZ COMPANIES, INC.                                                  FORM 10-Q


PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     (a)  The annual meeting of shareholders was held on October 29, 1996.

     (b)  The following directors were elected at the meeting:

               Lynn C. Fritz
               Dennis L. Pelino
               Ronald A. Marcillac
               James Gilleran
               Preston Martin

          The foregoing constitute all members of the Board of Directors of the Company.

     (c) At the annual meeting the shareholders voted to approve proposals to amend the 1992 Omnibus Equity Incentive Plan and to adopt the Employee Stock Purchase Plan.

          Set forth below is a tabulation with respect to the matters voted on at the meeting:

                                                     AGAINST OR                              BROKER
                                           FOR         WITHHELD        ABSTENTIONS        NON-VOTES
                                           ---         --------        -----------        ---------
Proposal to Amend 1992
Omnibus Equity Incentive Plan       28,464,645        2,615,572            183,910                0

Proposal to adopt Employee
Stock Purchase Plan                 30,443,695        1,009,981            134,850                0

Election of Directors

Lynn C. Fritz                       31,421,766          441,141                  0                0
Dennis L. Pelino                    31,405,547          457,360                  0                0
Ronald A. Marcillac                 31,365,143          497,764                  0                0
James Gilleran                      31,518,299          344,608                  0                0
Preston Martin                      31,517,374          345,533                  0                0


     (d)   Inapplicable.

ITEM 5.  OTHER INFORMATION

     During the period covered by this report, the Company entered into employment agreements with Dennis Pelino and Ronald Womack, both of whom are considered to be executive officers.

FRITZ COMPANIES, INC.                                                  FORM 10-Q


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      See attached Exhibit Index.

         (b) The Company filed the following report on Form 8-K during the quarter ended November 30, 1996 and through the date hereof:


         (1)      October 9, 1996
                  Item 5. Other Events

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


                                         FRITZ COMPANIES, INC.
                                         Registrant


                                         Dated:  January 13, 1996


                                         /s/ Lynn C. Fritz
                                         --------------------------------------
                                         Lynn C. Fritz
                                         Chairman and Chief Executive Officer


                                         /s/ Dennis L. Pelino
                                         --------------------------------------
                                         Dennis L. Pelino
                                         President and Chief Operating Officer


                                         /s/ Ronald W. Womack
                                         --------------------------------------
                                         Ronald W. Womack
                                         Vice President of Finance and
                                         Principal Accounting Officer

FRITZ COMPANIES, INC.                                                  FORM 10-Q



                                  EXHIBIT INDEX

EXHIBIT                                                                   PAGE
-------                                                                   ----
 10.28     Employment and Performance Based Retention Plan
           between the Registrant and Dennis L. Pelino dated
           as of October 31, 1996.  **                                      13

 10.29     Employment between the Registrant and Ronald W.
           Womack dated as of October 2, 1996.                              19


----------------------------------------------

**  Confidential Treatment is being requested for portions of this Exhibit.