Form 10-Q
period 1997-02-28
FRITZ COMPANIES INC
filed 1997-04-11
CIK 890662

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

               For the quarterly period ended FEBRUARY 28, 1997

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

             For the transition period from___________to___________

                      Commission file number   0-20548



                             FRITZ COMPANIES, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

Delaware                                                  94-3083515
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation           (IRS Employer
or organization)                                   Identification Number)

706 Mission Street, Suite 900, San Francisco, California    94103
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.[X] Yes [ ] No

As of February 28, 1997 there were 35,220,000 shares of common stock outstanding.

================================================================================

FRITZ COMPANIES, INC.                                             FORM 10-Q



                               TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION                                          PAGE
                                                                       ----
     Item 1.   Financial Statements:

               Accountants' Review Report                                 3

               Consolidated Balance Sheets as of February 28,
               1997 and May 31, 1996                                      4

               Consolidated Statements of Operations for the three
               months and nine months ended February 28, 1997 and
               February 29, 1996                                          5

               Consolidated Statements of Cash Flows for the nine
               months ended February 28, 1997 and February 29, 1996       6

               Notes to  Consolidated Financial Statements                7


     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        8


PART II.   OTHER INFORMATION                                             12


SIGNATURES                                                               13


EXHIBIT INDEX                                                            14

                           Accountants' Review Report



Board of Directors and Stockholders
Fritz Companies, Inc.

We have reviewed the accompanying consolidated balance sheet of Fritz Companies, Inc. (the Company) as of February 28, 1997, and the related consolidated statements of operations and cash flows for the three and nine month periods then ended. These consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Fritz Companies, Inc. as of May 31, 1996, and the related consolidated statements of operations and cash flows for the year then ended (not presented herein); and in our report dated July 31, 1996, we expressed an unqualified opinion on those consolidated financial statements.





KPMG Peat Marwick LLP
San Francisco, California
April 9, 1997

FRITZ COMPANIES, INC.                                                  FORM 10-Q

PART I. FINANCIAL INFORMATION
        ITEM 1.   FINANCIAL STATEMENTS:

                           CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)
                                   (UNAUDITED)

                                                        February 28,   May 31,
                                                            1997         1996
                                                        ------------  ---------
                                     ASSETS
CURRENT ASSETS:
   Cash and equivalents                                  $  41,023    $  86,461
   Accounts receivable, net of allowance for
     doubtful accounts of $21,957 in 1997 and
     $6,401 in 1996                                        406,188      397,747
   Deferred income taxes                                     9,823        7,368
   Prepaid expenses and other assets                        29,377       28,368
                                                         ---------    ---------
   Total current assets                                    486,411      519,944
                                                         ---------    ---------

PROPERTY AND EQUIPMENT - NET                               129,593      111,399
                                                         ---------    ---------
OTHER ASSETS:
   Intangibles, net of accumulated amortization of
   $14,992 in 1997 and $11,963 in 1996                     110,144       88,790
   Deferred income taxes                                     3,368        1,727
   Other assets                                             11,822       11,602
                                                         ---------    ---------
   Total other assets                                      125,334      102,119
                                                         ---------    ---------

      TOTAL ASSETS                                       $ 741,338    $ 733,462
                                                         =========    =========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long-term obligations and
     short-term borrowings                               $  78,958    $  14,514

   Accounts payable                                        250,572      322,018
   Accrued liabilities                                      76,259       65,149
   Income tax payable                                        8,371        6,496
                                                         ---------    ---------
   Total current liabilities                               414,160      408,177

LONG-TERM OBLIGATIONS                                       86,486       89,505
DEFERRED INCOME TAXES                                        1,528          995
OTHER LIABILITIES                                            4,474        4,038
                                                         ---------    ---------
      TOTAL LIABILITIES                                    506,648      502,715
                                                         ---------    ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock: par value $.01 per share;
   60,000 shares authorized, 35,220 shares
   issued and outstanding, (34,898 shares
   issued and outstanding in 1996)                             352          349
Additional paid-in capital                                 123,279      118,485
Retained earnings                                          112,802      112,587
Cumulative foreign currency translation adjustments         (1,743)        (674)
                                                         ---------    ---------
   Total stockholders' equity                              234,690      230,747
                                                         ---------    ---------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 741,338    $ 733,462
                                                         =========    =========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

FRITZ COMPANIES, INC.                                                 FORM 10-Q

                              FRITZ COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                        Three Months Ended         Nine Months Ended
                                                     ------------------------  -------------------------
                                                     February 28, February 29, February 28, February 29,
                                                          1997         1996        1997        1996
                                                      ---------    ---------    ---------    ---------
REVENUE                                               $ 270,341    $ 241,096    $ 847,295    $ 783,564
FREIGHT CONSOLIDATION COSTS                             152,370      137,285      468,830      445,054
                                                      ---------    ---------    ---------    ---------
NET REVENUE                                             117,971      103,811      378,465      338,510
                                                      ---------    ---------    ---------    ---------

OPERATING EXPENSES
   Salaries and related costs                            80,048       56,725      225,554      180,777
   General and administrative                            62,651       36,919      150,577      109,245
   Merger and related costs                               ---          4,600        ---          4,600
                                                      ---------    ---------    ---------    ---------
    Total operating expenses                            142,699       98,244      376,131      294,622
                                                      ---------    ---------    ---------    ---------

INCOME (LOSS) FROM OPERATIONS                           (24,728)       5,567        2,334       43,888
OTHER EXPENSE                                            (1,166)        (714)      (2,003)        (162)
                                                      ---------    ---------    ---------    ---------
INCOME (LOSS) BEFORE TAX EXPENSE (BENEFIT)              (25,894)       4,853          331       43,726

INCOME TAX EXPENSE (BENEFIT)                             (9,063)       1,699          116       15,304
                                                      ---------    ---------    ---------    ---------

NET INCOME (LOSS)                                     $ (16,831)   $   3,154    $     215    $  28,422
                                                      =========    =========    =========    =========


Weighted average share outstanding - primary             35,148       35,932       35,499       35,323
                                                      =========    =========    =========    =========

Earnings per share - primary                          $    (.48)   $    0.09    $    0.01    $    0.80
                                                      =========    =========    =========    =========

Weighted average shares outstanding - fully diluted      35,148       35,972       35,604       35,469
                                                      =========    =========    =========    =========

Earnings per share - fully diluted                    $    (.48)   $    0.09    $    0.01    $    0.80
                                                      =========    =========    =========    =========





                     SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

FRITZ COMPANIES, INC.                                                 FORM 10-Q

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                          Nine Months Ended
                                                     ---------------------------
                                                     February 28,    February 29,
                                                         1997            1996
                                                      ----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                          $    215       $ 28,422
   Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
      Depreciation and amortization                      18,286         14,097
      Deferred income taxes                              (3,563)           445
      Tax benefit from exercise of stock options          ---           11,388
      Other                                                 625          ---
      Effect of changes in:
        Receivables                                      (6,952)       (48,249)
        Prepaid expenses and other current assets        (1,009)       (10,980)
        Payables and accrued liabilities                (61,934)        (2,561)
                                                       --------       --------

   Net cash used in operating activities                (54,332)        (7,438)
                                                       --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                 (34,321)       (30,923)
   Acquisitions, net of cash acquired                   (16,932)       (18,050)
   Other                                                  2,168          1,660
                                                       --------       --------
   Net cash used in investing activities                (49,085)       (47,313)
                                                       --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Long-term obligations repaid                         (14,199)       (13,537)
   Net increase in short-term borrowings                 63,297         61,617
   Long-term obligations issued                           5,160          ---
   Proceeds from stock options exercised                  4,486         15,573
   Other                                                    304         (1,082)
                                                       --------       --------
   Net cash provided by financing activities             59,048         62,571
                                                       --------       --------
Foreign currency translation adjustments                 (1,069)        (1,558)
                                                       --------       --------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS             (45,438)         6,262

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD              86,461         74,261
                                                       --------       --------

CASH AND EQUIVALENTS AT END OF PERIOD                  $ 41,023       $ 80,523
                                                       ========       ========

OTHER CASH FLOW INFORMATION:
   Income taxes paid                                   $  5,919       $ 16,093
                                                       ========       ========
   Interest paid                                       $  5,396       $  3,642
                                                       ========       ========
   Noncash investing and financing activities
     in connection with acquisitions:
      Liabilities assumed                              $  2,189       $ 36,608
                                                       ========       ========


                     SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

FRITZ COMPANIES, INC.                                                  FORM 10-Q




                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.    GENERAL

      The accompanying consolidated financial statements of Fritz Companies, Inc. (the Company) for the three and nine months ended February 28, 1997 and February 29, 1996 are unaudited and, in the opinion of management, contain all adjustments necessary for a fair presentation of the results of such periods which include approximately a $17 million increase in the allowance for doubtful accounts in the third quarter ended February 28, 1997.

      The significant accounting policies followed by the Company are described in Note 1 to the audited consolidated financial statements for the year ended May 31, 1996. In accordance with SEC regulations, certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted for the purposes of the consolidated interim financial statements. The consolidated financial statements should be read in conjunction with the consolidated financial statements, including the notes thereto, for the year ended May 31, 1996 included in the Company's Form 10-K filed on August 28, 1996. The results of operations for the three and nine months ended February 28, 1997 are not necessarily indicative of the results to be expected for the full year.

      Certain prior years' reclassifications have been made to conform to third quarter ended February 28, 1997 presentation.

2.    COMMON STOCK

      The increase in common stock issued and paid in capital was primarily due to 222,000 shares issued upon exercise of options, restricted stock grants, and issuance of shares under the employee stock purchase plan.


3.    INCOME TAXES

      Income tax expense for the nine months ended February 28, 1997 consisted of approximately $3.7 million of current tax provision and $3.6 million of deferred tax benefit.


4.    ACQUISITIONS

      For the nine months ended February 28, 1997, the Company acquired assets and the remaining interests in several freight forwarding companies for an aggregate purchase price of approximately $10.3 million consisting of cash of $8.9 million and obligations payable of $1.4 million. In addition, the Company acquired minority interests in a company which was recorded using the equity method of accounting. Of the total acquisition price, the Company acquired current assets of $2.3 million, fixed assets of $1.3 million, noncurrent assets of $300,000, current liabilities of $2.1 million, and recorded minority interests of $300,000. Intangible assets of approximately $8.2 million were recorded in connection with these acquisitions, which are being amortized on a straight line basis over forty years. In addition, the Company recorded approximately $15.9 million of additional purchase price relating to achievement of specified net revenue or pre tax income levels of certain prior acquisitions.

FRITZ COMPANIES, INC.                                                  FORM 10-Q



5.    OTHER

      Three of the class action suits, filed against the Company and disclosed in Item 3, 7 and 14 of the Company's Form 10-K filed on August 28, 1996 (Levenson v. Fritz and Hack v. Fritz ) and Form 8-K filed on October 10, 1996 (Greenfield v. Fritz ) were dismissed with prejudice by the Superior Court of California for the County of San Francisco on the grounds that claims sought to be asserted under the California Corporate Securities Law and for common law fraud were not legally tenable. The three cases filed in federal court (now consolidated into a single case) have not yet been addressed by the courts and remain pending.

      The Company is unable to predict the ultimate outcome of these matters, and it is possible that such outcome could have a significant adverse impact on the Company's future consolidated results of operations. The Company believes that the ultimate outcome of these matters will not have a significant adverse impact on the Company's consolidated financial position.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

      The following discussion is applicable to the Company's financial condition and results of operations for the three and nine months ended February 28, 1997 and February 29, 1996. See Note 1 to Notes to Consolidated Financial Statements.


RESULTS OF OPERATIONS

      The following table provides the revenue, and net revenue, in thousands of dollars and percentages attributable to the Company's principal logistics services during the periods indicated:


                                         THREE MONTHS ENDED                         NINE MONTHS ENDED
                               -------------------------------------      -------------------------------------
                               Feb. 28,            Feb. 29,               Feb. 28,             Feb. 29,
                                 1997       %        1996       %           1997        %        1996       %
                               --------   -----    --------    ----       --------    -----    --------    ----
REVENUE:
  Customs brokerage            $ 36,760    13.6    $ 31,006    12.9       $115,434     13.6    $104,044    13.3
  Ocean freight forwarding       81,301    30.1      76,517    31.7        249,903     29.5     242,566    31.0
  Airfreight forwarding         122,153    45.2     112,637    46.7        382,836     45.2     370,992    47.3
  Warehousing and
    distribution                 30,127    11.1      20,936     8.7         99,122     11.7      65,962     8.4
                               --------   -----    --------    ----       --------    -----    --------    ----
        Total revenue          $270,341   100.0    $241,096     100%      $847,295    100.0    $783,564     100%
                               ========   =====    ========    ====       ========    =====    ========    ====
NET REVENUE:
  Customs brokerage            $ 36,760    31.2    $ 31,006    29.8       $115,434     30.5    $104,044    30.7
  Ocean freight forwarding       26,338    22.3      22,584    21.8         80,087     21.2      76,410    22.6
  Airfreight forwarding          33,125    28.1      34,893    33.6        108,010     28.5     108,182    32.0
  Warehousing and
    distribution                 21,748    18.4      15,328    14.8         74,934     19.8      49,874    14.7
                               --------   -----    --------    ----       --------    -----    --------    ----
        Total net revenue      $117,971   100.0    $103,811     100%      $378,465    100.0    $338,510     100%
                               ========   =====    ========    ====       ========    =====    ========    ====

FRITZ COMPANIES, INC.                                                  FORM 10-Q



THREE MONTHS ENDED FEBRUARY 28, 1997 COMPARED WITH THREE MONTHS ENDED FEBRUARY 29, 1996

      Revenue and Net Revenue: For the third quarter of fiscal year 1997, revenue increased 12.1% to $270.3 million from $241.1 million for the comparable prior year period and net revenue increased 13.6% to $118.0 million from $103.8 million for the same prior year period. The fiscal third quarter represents the seasonally weakest quarter of the year. The increased revenue and net revenue was primarily due to warehousing and distribution, customs brokerage and airfreight (revenue only). The increase in net revenue was partially offset by the decrease in airfreight net revenue. The increased warehousing and distribution revenue and net revenue resulted primarily from the Company's continued expansion of overseas and domestic services, increased demand from existing integrated logistics customers, acquisitions and the Company's continued expansion of its warehouse facilities. The increase in customs brokerage was primarily attributable to the growth from the Company's existing customer base, new customers and acquisitions. Airfreight revenue increased primarily due to increased business from existing integrated logistics customers, acquisitions and the Company's continued expansion of its operations in Asia, Latin America and Europe. However, the Company's airfreight net revenue decreased compared to prior year due primarily to competitive pricing pressures and a decrease in weight per shipment from the United States to overseas.

      Operating Expenses: Operating expenses increased 45% for the third quarter of fiscal year 1997 compared to the comparable period of fiscal year 1996. Salaries and related costs increased primarily due to growth in the number of employees resulting mostly from recent acquisitions and the Company's continued expansion of its overseas and domestic services, and higher salary levels. A significant portion of the increase in number of employees was in Europe, where salary costs tend to be higher. General and administrative expenses such as data processing, occupancy and equipment increased primarily due to expenditures to support the Company's expansion, including warehouse-related activities. In addition, there was approximately a $17 million increase in the allowance for doubtful accounts, due to less than satisfactory collection performance in the quarter. The Company is undertaking a comprehensive review of its pricing structure of its various services and customer credit terms. As a result of the increases in expenses, in particular salaries and related costs, the Company is reviewing its operating expenses to improve the quality and efficiencies of the Company's processes within the operating and supporting departments.


NINE MONTHS ENDED FEBRUARY 28, 1997 COMPARED WITH NINE MONTHS ENDED FEBRUARY 29, 1996

      Revenue and Net Revenue: Revenue for the nine months ended February 28, 1997 increased 8% to $847.3 million from $783.6 million for the comparable prior year period and net revenue increased 11.8% to $378.5 million from $338.5 million for the same prior year period. The increased revenue and net revenue was primarily attributable to warehousing and distribution, customs brokerage and airfreight (revenue only). The increase in net revenue was partially offset by the decrease in airfreight net revenue. The increased warehousing and distribution revenue and net revenue resulted primarily from the Company's continued expansion of overseas and domestic services, increased demand from existing integrated logistics customers, acquisitions and the Company's continued expansion of its warehouse facilities. The increased customs brokerage was primarily attributable to the growth from the Company's existing customer base, new customers and acquisitions. Airfreight revenue increased primarily due to increased business from existing integrated logistics customers, acquisitions and the Company's continued expansion of its operations in Asia, Latin America and Europe. However, the Company's airfreight net revenue decreased compared to prior year due primarily to competitive pricing pressures and a decrease in weight per shipment from the United States to overseas.

FRITZ COMPANIES, INC.                                                 FORM 10-Q


      Operating Expenses: Operating expenses for the nine months ended February 28, 1997 increased 27.7% compared to the comparable prior year period. Salaries and related costs increased primarily due to growth in the number of employees resulting mostly from recent acquisitions and the Company's continued expansion of its overseas and domestic services, and higher salary levels. A significant portion of the increase in number of employees was in Europe, where salary costs tend to be higher. General and administrative expenses such as data processing, occupancy and equipment increased primarily due to expenditures to support the Company's expansion, including warehouse-related expenses. In addition, there was approximately a $17 million increase in the allowance for doubtful accounts, due to less than satisfactory collection performance in the third quarter. The Company is undertaking a comprehensive review of its pricing structure of its various services and customer credit terms. As a result of the increases in operating expenses, in particular salaries and related costs, the Company is reviewing its expenses to improve the quality and efficiencies of the Company's processes within the operating and supporting departments.


LIQUIDITY AND CAPITAL RESOURCES

      The Company's cash and equivalents decreased $45.5 million to $41.0 million at February 28, 1997 from $86.5 million at May 31, 1996. This decrease represents cash used for operating activities and investing activities in excess of the cash provided by financing activities. The Company's investing activities for this period included capital expenditures of approximately $34.3 million which includes expenditures for computer hardware, building and leasehold improvements and equipment. The Company also made cash outlays totaling $8.9 million to acquire assets and the remaining interest in companies during the nine months ended February 28, 1997. In addition, the Company recorded approximately $15.9 million of additional purchase price (consisting of cash of $8.8 million and obligations payable of $7.1 million) relating to achievement of specified net revenue or pre tax income levels of certain prior acquisitions. The cash flow used in operating activities was applied to reduce accounts payable, primarily approximately $59 million Canadian custom payments to improve the Company's tax position.

      As of February 28, 1997, the balance outstanding under the syndicated multicurrency credit facility (the Credit Facility) was $63.7 million, consisting of $45 million under the Credit Facility and $18.7 million for letters of credit. Therefore, the Company's total available borrowing capacity under the Credit Facility as of February 28, 1997 was approximately $16.3 million. In April 1997, the Company sold and leased back certain of its North American warehousing facilities. Net proceeds from the sale were approximately $30.7 million, and the gain on the transaction was minimal. The resultant proceeds were used to reduce the Credit Facility balance. The Company's Credit Facility was amended to adjust certain financial covenants and in recognition of the net warehouse sale proceeds, the Credit Facility was reduced from $80 million to $60 million.

      Commencing in April 1997, the Company embarked upon a program designed to improve its operating results and cash flow. This program includes a concerted management effort with the objective of: (a) more closely linking the Company's pricing to services rendered (b) reducing operating costs and (c) improving the accounts receivable collection process.




RISK FACTORS

      The nature of the Company's worldwide operations involves a multitude of currencies other than the U.S. Dollar. Accordingly, the Company is exposed to the inherent risks of international currency markets and governmental interference. The Company seeks to compensate for currency exposures by accelerating international payment among the Company's offices and agents.

FRITZ COMPANIES, INC.                                                  FORM 10-Q


      In addition, the Company's ability to provide service to its customers is highly dependent on good working relationships with a variety of entities such as airlines, steamship carriers and governmental agencies. However, changes in space allotments available from carriers, governmental deregulation efforts, "modernization" of the regulations governing customs clearance, and/or changes in the international trade and tariff environment could affect the Company's business in unpredictable ways.

      There are also risks and uncertainties associated with the Company's acquisition strategy, such as a reduction in the pace and/or magnitude of future acquisitions and the complexities of integrating systems and operations of the acquired companies.

      Management believes the Company's business has not been adversely affected by inflation in the past. Historically, the Company has generally been successful in passing cost increases to its customers by means of price increases. However, due to the competitive marketplace, continued future cost increases could erode the Company's margin.

      Additional risks and uncertainties include the Company's ability to implement its program to improve operating results and cash flow, dependence of the Company on international trade and worldwide economic conditions; dependence of the Company on the continued services of key executives and managers; risks associated with the Company's acquisition strategy, including the diversion of management's attention to the assimilation of the operations and personnel of acquired companies, adverse short-term effects on the Company's operating results, integration of financial reporting systems and acquired assets, and the possible inability of the Company's information systems to keep pace with the increasing complexity and rapid growth of the Company's business; the increasing level of investment required by the transition of the Company to an integrated logistics company providing a full range of international transportation and global supply chain management services; diversion of management's focus and resources as a result of pending litigation; and other risks disclosed in the Company's filings with the Securities and Exchange Commission.


OTHER

      Three of the class action suits, filed against the Company and disclosed in Item 3, 7 and 14 of the Company's Form 10-K filed on August 28, 1996 (Levenson v. Fritz, and Hack v. Fritz) and Form 8-K filed on October 10, 1996 (Greenfield v. Fritz) were dismissed by the Superior Court of California for the County of San Francisco on the grounds that claims sought to be asserted under the California Corporate Securities Law and for common law fraud were not legally tenable. The three cases filed in federal court (now consolidated into a single case) have not yet been addressed by the courts and remain pending.

      The Company is unable to predict the ultimate outcome of these matters, and it is possible that such outcome could have a significant adverse impact on the Company's future consolidated results of operations. The Company believes that the ultimate outcome of these matters will not have a significant adverse impact on the Company's consolidated financial position.

SAFE HARBOR RULES

      Except for the historical information contained herein, the matters discussed in this Form 10-Q contain forward looking statements that involve risks and uncertainties. The Company's actual results could differ materially. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Risk Factors" above, as well as those discussed elsewhere in the Company's Securities & Exchange Commission filings.

FRITZ COMPANIES, INC.                                                  FORM 10-Q


PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


      (a)    Exhibits

             10.1 Third Amendment to the Multi-currency Credit Agreement between
                  Registrant and Bank of America National Trust and Savings Association dated as of February 28, 1997.


      (b) The Company filed the following report on Form 8-K during the quarter ended February 28, 1997 and through the date hereof:

            (1)    February 25, 1997

            Item 5.        Other Events

               On February 25, 1997, the Company's demurrer was granted without leave to amend in the case of Harvey Greenfield v. Fritz et al. Granting a demurrer without leave to amend effectively dismissed the lawsuit.

FRITZ COMPANIES, INC.                                                 FORM 10-Q

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      FRITZ COMPANIES, INC.
                                      Registrant


                                      Dated:  April 10, 1997



                                      /s/ Lynn C. Fritz

                                      -----------------------------------------
                                      Lynn C. Fritz
                                      Chairman and Chief Executive Officer



                                      /s/ Dennis L. Pelino

                                      -----------------------------------------
                                      Dennis L. Pelino
                                      President and Chief Operating Officer



                                      /s/ Robert Arovas

                                      -----------------------------------------
                                      Robert Arovas
                                      Executive Vice President and
                                      Chief Financial Officer



                                      /s/ Ronald W. Womack

                                      -----------------------------------------
                                      Ronald W. Womack
                                      Vice President of Finance and
                                      Principal Accounting Officer

FRITZ COMPANIES, INC.                                                 FORM 10-Q



                                  EXHIBIT INDEX

EXHIBIT                                                                    PAGE
-------                                                                    ----
  10.1      Third Amendment to Multi-currency Credit Agreement between      15
            Registrant and Bank of America National Trust and Savings
            Association dated as of February 28, 1997.

  27        Financial Data Schedule