Form 10-K
period 1997-05-31
FRITZ COMPANIES INC
filed 1997-07-31
CIK 890662

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MAY 31, 1997 [FEE REQUIRED]

     FOR THE FISCAL YEAR ENDED MAY 31, 1997       COMMISSION FILE NUMBER 0-20548

                                FRITZ COMPANIES, INC.
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                      94-3083515
       (STATE OF OTHER JURISDICTION OF                 (IRS EMPLOYER IDENTIFICATION
       INCORPORATION OR ORGANIZATION)                             NUMBER)

       706 MISSION STREET, SUITE 900, SAN FRANCISCO,CALIFORNIA      94103
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (415) 904-8360
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

             TITLE OF EACH CLASS                 NAME ON EACH EXCHANGE ON WHICH REGISTERED
                    None                                           None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          COMMON STOCK, $.01 PAR VALUE
                      ------------------------------------
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (S 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     At June 30, 1997, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $211 million.

     At June 30, 1997, the number of shares outstanding of registrant's Common Stock was 35,445,000.

                      DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Proxy Statement relating to the 1997 annual meeting of shareholders have been incorporated by reference -- Part III of the Form 10-K
                           (Items 10, 11, 12 and 13)

               The Exhibit Index is located on page F-22 hereof.

================================================================================

                                     PART I

ITEM 1 -- BUSINESS

GENERAL

     Fritz Companies, Inc. (the Company) is a leader in providing global logistics services and related information services for importers and exporters worldwide. The Company is primarily engaged in providing logistics management, international air and ocean freight forwarding, customs brokerage, and warehousing and distribution services. The Company also provides value-added services for logistics information and the international and domestic movement of goods in addition to those customarily provided by traditional freight forwarders and customs brokers. These services are designed to provide integrated global logistics solutions for customers to streamline their operations, improve logistics information, enhance their profitability and provide them with more efficient and effective international transportation strategies.

     The Company was incorporated in Delaware in August 1988 and is a successor to a company incorporated in California in 1933. Internationally, the Company operates a number of subsidiaries under the names "Fritz Transportation International," "Fritz Air Freight," "Fritz Starber," "Fritz Fliway," "Fritz Logistics," and "Fritz Companies," among others. Unless the context otherwise requires, references in this Form 10-K to the Company include Fritz Companies, Inc., its subsidiaries and its predecessor companies. Although the Company's executive office is located in the United States at 706 Mission Street, Suite 900, San Francisco, California 94103, its network is global. The Company has offices throughout North America, Asia, Europe, Latin America, and the Middle East.

     See Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company's Consolidated Financial Statements, including the Notes thereto, for data related to the Company's revenues, operating profit and identifiable assets by geographic regions.

     Effective May 31, 1995, the Company approved the change from a fiscal year-end of December 31 to a fiscal year-end of May 31. The period January 1, 1995 through May 31, 1995 is referenced herein as the "Transition Period."

     The following table shows revenue and net revenue, in thousands of dollars and as a percentage of total revenue or net revenue, as the case may be, attributable to the Company's principal logistics services:

                                                                                                                      TWELVE
                                       TWELVE MONTHS ENDED MAY 31,          TWELVE MONTHS       FIVE MONTHS        MONTHS ENDED
                                 ---------------------------------------    ENDED MAY 31,      ENDED MAY 31,       DECEMBER 31,
                                        1997                 1996              1995(a)              1995               1994
                                 ------------------   ------------------   ----------------   ----------------   ----------------
                                   AMOUNT       %       AMOUNT       %      AMOUNT      %      AMOUNT      %      AMOUNT      %
                                 ----------   -----   ----------   -----   --------   -----   --------   -----   --------   -----
                                                                             (UNAUDITED)
Revenue
Customs Brokerage..............  $  152,257    13.2   $  142,606    13.7   $123,653    14.2   $ 54,252    13.6   $113,146    14.6
Ocean Freight Forwarding.......     334,701    28.9      315,037    30.2    243,497    28.0    115,021    28.7    227,870    29.5
Airfreight Forwarding..........     531,100    45.9      491,938    47.1    448,043    51.4    204,294    51.0    384,385    49.7
Warehouse & Distribution.......     138,712    12.0       94,277     9.0     55,710     6.4     26,679     6.7     47,988     6.2
                                 ----------   -----   ----------   -----   --------   -----   --------   -----   --------   -----
  Total........................  $1,156,770   100.0   $1,043,858   100.0   $870,903   100.0   $400,246   100.0   $773,389   100.0
                                 ==========   =====   ==========   =====   ========   =====   ========   =====   ========   =====
Net Revenue
Customs Brokerage..............  $  152,257    29.9   $  142,606    31.2   $123,653    33.7   $ 54,252    32.8   $113,146    34.0
Ocean Freight Forwarding.......     107,480    21.1      100,780    22.0     82,030    22.4     38,149    23.0     77,041    23.2
Airfreight Forwarding..........     149,333    29.3      143,903    31.4    116,351    31.8     52,673    31.8    104,005    31.3
Warehouse & Distribution.......     100,301    19.7       70,279    15.4     44,453    12.1     20,608    12.4     38,391    11.5
                                 ----------   -----   ----------   -----   --------   -----   --------   -----   --------   -----
  Total........................  $  509,371   100.0   $  457,568   100.0   $366,487   100.0   $165,682   100.0   $332,583   100.0
                                 ==========   =====   ==========   =====   ========   =====   ========   =====   ========   =====

---------------

(a) The unaudited twelve months ended May 31, 1995 is provided for comparative purposes. As discussed in Note 1 of Notes to Consolidated Financial Statements, effective May 31, 1995 the Company changed its fiscal year-end of December 31 to a fiscal year-end of May 31. The May 31, 1995 period represents combined operating results reported for Fritz Companies, Inc. and Intertrans Corporation (Intertrans) for the twelve months ended March 31, 1995 and April 30, 1995, respectively, accounted as a pooling of interests.

RECENT DEVELOPMENTS AND ACQUISITIONS

     The Company's net revenue increased 11.3% to $509.4 million in 1997 from $457.6 million in 1996. Management attributes this growth principally to its continued implementation of integrated logistics programs for new and existing customers worldwide and continued expansion of the Company's global network and product services through internal developments and strategic acquisitions.

     The Company's strategy continues to focus on the following elements: emphasize integrated transportation logistics, expand and enhance the Company's global network and information systems, pursue strategic acquisitions and provide attention to cost control.

     On May 30, 1995, the Company and Intertrans Corporation (Intertrans) completed the merger of the two companies. In the merger, each outstanding share of Intertrans common stock was converted into the right to receive 0.365 of a share of Fritz Companies common stock. The Intertrans business is now operated under the name "Fritz Air Freight."

     This merger transaction was accounted as a pooling of interests. Accordingly, the Company's consolidated financial statements have been restated for those periods prior to the merger, to include the results of operations, financial position and cash flows of Intertrans. In addition, all information in this Form 10-K incorporates both the Company and Intertrans.

NARRATIVE DESCRIPTION OF BUSINESS

     International Airfreight and Ocean Freight Forwarding: The Company believes it is among the largest forwarders of international airfreight and ocean freight in the United States.

     The Company's revenue from international ocean freight forwarding is derived from logistics services both as an indirect ocean carrier (a "Non-Vessel Operating Common Carrier" or NVOCC), as an authorized agent for shippers and importers, and as an agent for steamship companies. The Company's revenue from international airfreight forwarding is derived from logistics services both as an indirect air carrier and as an authorized cargo sales agent of various airlines.

     The Company also provides logistics services, including inland transportation of freight from point of origin to a distribution center or the carrier's cargo terminal, warehousing, protective packing, cargo consolidation, document preparation and electronic transmittal, electronic purchase order/shipment tracking, inventory management, expedited document delivery for customs clearance and priority notification to consignee of cargo arrival.

     The Company serves a broad range of freight forwarding customers. The Company's ocean freight forwarding customers include retailers and industrial companies shipping automotive parts, heavy equipment, steel, chemicals, forest products, clothing, and produce. In general, airfreight has a high value relative to its weight and the cost of shipment is usually a small portion of its value. The principal customers for airfreight are shippers of medical equipment and parts, drugs and pharmaceuticals, computer and high technology equipment and parts, aircraft and automotive parts, electrical equipment, machinery and machine parts, chemicals, fashion apparel and measuring and testing instruments.

     As an indirect ocean carrier (NVOCC) and an indirect air carrier, the Company procures customer shipments, consolidates shipments bound for a particular destination, determines the routing for the consolidated shipments, selects the direct carrier or charters a ship or aircraft and tenders each consolidated lot as a single shipment to the direct carrier for transportation to a distribution point.

     The Company's rates are based on the shipment weight and/or volume. Rates charged by the Company are ordinarily less than the rate the shipper would be charged by a steamship line or an airline. The consolidation of customers' shipments allows the Company to obtain lower rates from steamship lines or airlines than the rates the Company charges to its customers for individual shipments. In addition, in certain tradelanes the Company controls a high volume of freight and, accordingly, is able to obtain lower contracted rates from certain carriers or charter operators. This rate differential is the primary source of the Company's net ocean and airfreight forwarding revenue as an indirect carrier.

     By accepting goods for ocean or air shipment as an indirect carrier, the Company assumes the role of a carrier and becomes responsible to the shipper for the safe delivery of the shipments, subject to a legal limitation on liability of $500 per ordinary shipping unit of ocean freight and $20 per kilogram of airfreight. Because the Company's relationship with the steamship line or airline is as a shipper, the steamship line or airline generally assumes the same responsibility to the Company as the Company assumes with its clients.

     As an authorized agent for shippers and importers, and as an authorized cargo agent of various airlines and steamship companies, the Company arranges the transportation of individual shipments and receives a commission from the direct carrier for arranging the shipments. When acting as such an agent, the Company does not consolidate shipments and does not have responsibility for shipments once they have been accepted by the direct carrier.

     As part of the Company's freight forwarding activities, the Company provides project forwarding and logistics services involving governmental and commercial projects, including foreign military sales, power plant construction, shipbuilding, construction of manufacturing assembly facilities, civil infrastructures and other large scale installations. The Company's project forwarding services provide integrated logistics for conveying heavy materials and equipment from multiple origins to project sites. Such services include managing the customer's transportation, customs clearance and warehousing and distribution. Most of these shipments are transported by ocean carrier. The government portion of the Company's project forwarding business requires a United States Government security clearance of the Company's management team and those employees assigned to the project. The warehouses receiving and storing the cargo must have a security clearance.

     In addition to ocean and airfreight forwarding services, the Company provides forwarding services and cross marketing in the United States for a number of its foreign agents. The Company is compensated by sharing in the agents' profits on their consolidation shipments.

     The Company is licensed by the Federal Maritime Commission of the United States and is a member of the International Air Transport Association.

     Customs Brokerage: The Company is the largest customs broker in the United States according to the United States Customs Service. The Company's customs brokerage operations for air and ocean imports cover over 400 ports of entry in the United States. The Company believes its customs brokerage operation is among the most sophisticated in the United States as a result of its size, technology and integration with other transportation logistics services provided to customers by the Company. In addition, the Company provides customs brokerage services overseas - such as Australia, Canada and the United Kingdom.

     As a customs broker in the United States, the Company is engaged by importers for the purpose of preparing or assimilating the documentation required for entry of merchandise into the United States. In this capacity, the Company is responsible for coordinating all events and communicating the status of shipments from the time of shipment arrival through customs clearance. The Company receives commercial and transportation documentation, reviews it for completeness and accuracy, prepares and files documents necessary to clear customs, obtains customs bonds, assists the importer in obtaining the appropriate commodity classification and arranges for payment of collect freight charges. In most cases, the Company also deposits import duties with the United States Customs Service on behalf of the importer. In addition, the Company provides ancillary customs brokerage services to its customers, including placement of surety bonds, duty reduction programs and duty-drawback (recovery of duties paid when imported merchandise is re-exported). The Company also provides bonded warehouse services which enable importers to defer payment of customs duties until release of the cargo in conjunction with their production or distribution schedules. See "Warehousing and Distribution Services."

     In providing customs brokerage services, the Company has access to information concerning a shipment's origin and value, destination and mode of transportation. As a result, the Company has been able to obtain additional business by identifying opportunities to improve customer service or reduce their expenses through expanded utilization of the Company's other services, including cost-effective cargo consolidations, routing from overseas origin to ports of entry, cargo insurance, container unloading, inventory warehousing and arranging delivery of cleared cargo to its final destination.

     The Company believes it has been a leader in the use of computer technology for customs brokerage activities on behalf of its clients. The Company was one of the first customs brokerage operations to link with the United States Customs Service through the Automated Broker Interface information system and to develop a comprehensive, proprietary, on-line, interactive customs brokerage system which permits customers to monitor the status of a shipment as it passes through the government clearance process. The Company's information systems enable the Company to electronically prepare documents, transmit information necessary for cargo pre-clearance through customs, expedite cargo release and provide nationwide control of customs clearance at multiple ports of entry for its customers. See "Information Systems."

     The Company's customs brokerage services are provided by the Company's licensed customs brokers and support staff who have substantial knowledge of the complex tariff and government regulations with respect to the payment of customs duties and other fees, commodity classifications, valuation and import restrictions. In addition, the Company developed substantial customs brokerage expertise within particular client industries. The Company believes its industry specialization is unique among competitors and enables the Company to provide high levels of service to customers in these industries. The Company provides ongoing training programs, which include preparation for the United States customs broker license examination, to employees as well as to customers.

     The following table sets forth the number of United States Customs entries filed by the Company (in thousands):

                                    TWELVE MONTHS ENDED
                                          MAY 31,              FIVE MONTHS ENDED        TWELVE MONTHS
                                 -------------------------          MAY 31,             DECEMBER 31,
                                 1997      1996      1995            1995                   1994
                                 -----     -----     -----     -----------------     -------------------
Number of Entries Filed........  2,204     1,820     1,640            690                   1,660

     As a customs broker operating in the United States, the Company is licensed by the United States Department of the Treasury and regulated by the United States Customs Service. The Company's fees for customs brokerage services are not regulated and the Company does not have a fixed fee schedule for such services. Instead, customs brokerage fees are based on the complexity of the transaction and the type of services required and are generally not related to the value of the customers' goods. In addition to its fees, the Company bills the importer for amounts which the Company pays on the importer's behalf, including duties, taxes, collect freight charges and similar payments.

     The Company offers its customs brokerage services to all shippers, not exclusively to its ocean or airfreight forwarding customers. The Company's largest customs brokerage customer in 1997 accounted for 17.6% of the Company's custom brokerage revenue and 2.3% of the Company's total revenue. The Company believes the loss of this customer would not have a material adverse effect on its customs brokerage business.

     Warehousing and Distribution Services: As part of its integrated global logistics services, the Company provides an array of warehousing and distribution services to its customers.

     Warehousing services are available for the Company's customers in certain of its facilities, as well as in space leased from others. The Company maintains approximately 6.3 million square feet of its owned and leased warehouse space. The Company's warehousing services include receiving, deconsolidation and decontainerization, and cargo loading and unloading, assembly of freight, customer inventory management, protective packing and storage. For import shipments, the Company provides bonded warehouse services to importers so they can defer payment of customs duties until cargo releases are required to meet customers' production or distribution schedules. The goods stored in bonded warehouses are supervised by customs officials until the importer is ready to withdraw or re-export them. The Company is paid storage charges for use of its warehouses and fees for other services.

     The Company provides surface transportation and domestic distribution services involving the movement of shipments for local and long-haul delivery to and from customers' doors. In this capacity, the Company procures shipments from its customers, consolidates less than truckload quantities, determines the routing, selects the carrier and tenders each shipment to such carrier for transportation. The Company provides this service as an indirect carrier and as an agent. The Company also provides logistics services by coordinating the most efficient and cost-effective mode of long-haul surface transportation to its customers.

     No single customer accounted for ten percent or more of total consolidated revenue.

     Information Systems: The Company invests a substantial amount of resources in its information systems to accomplish the corporate objective of developing and maintaining an integrated logistics system. The information system strategy is to provide accurate, reliable and timely access to information regarding logistics and internal operations through responsive and cost-effective information systems technologies.

     The Company released the first modules of Fritz Logistics Expediting System
(FLEX) in late 1991 to permit customers to track the flow of goods throughout the transportation process. Customers can complete queries to receive the current status of shipments. Most customers utilizing FLEX are multi-national corporations with a large number of foreign suppliers. Customers can use FLEX to generate special reports on supplier compliance with purchase order requirements to enhance the effectiveness of their merchandising programs. Development and enhancements to the FLEX system have continued since 1991 and include linking an automated customs brokerage systems to FLEX to monitor the status of shipments as they pass through the customs clearance process. The Company's on-line, interactive, nationwide customs brokerage system was one of the first to link with the United States Customs Service's information systems.

     An important part of the Company's business strategy is to expand the use of the FLEX system. This will be accomplished by building upon FLEX and replacing several domestic and international systems with one, global, integrated system referred to as FLEX II. This system is expected to be among the most sophisticated, integrated systems in the industry and also expected to provide significant productivity gains and increased customer satisfaction.

     The Company has recently completed the development of the first phase of its new ocean export system which is expected to be implemented during 1998. This system is a replacement for an existing system and will provide all the existing features plus several additional features, including enhanced customer profiles, more effective management reports and on-line data. The new ocean export system will provide user-friendly, Graphical User Interface (GUI) based screens, including pop-up tables and on-line help, which is expected to reduce training time for new users. Other expected benefits of this new system include improved customer service, accounting-related enhancements, improved marketability of the ocean product and overall increased employee productivity.

     The Company is also developing Web-based software which will provide visibility to shipping information and customs entry activity for any customer with access to the Internet.

     Marketing: An important part of the Company's business strategy is its customer-oriented marketing approach. The Company's marketing efforts focus on senior transportation executives, financial officers and purchasing directors of large complex users of international transportation logistics services. In connection with the Company's emphasis on developing and maintaining long-term relationships with such customers, the Company has developed several special marketing programs, including the Customer Response Teams, Global Accounts Program, Global Logistics Council and the Global Advisory Board.

     The National Accounts Program was established in 1971 to increase the visibility of the Company's services to large complex users of international transportation logistics services. In 1996, the program was renamed Global Accounts Program to more accurately reflect its worldwide focus. The Company's Senior Director of Sales supervises the marketing efforts of a team of global account sales executives that are responsible for securing new business from major companies and assisting in maintaining customer relationships with such companies.

     The Shippers' Council program was formed by the Company in 1984 as a forum for major importers and exporters, some of which are not currently customers of the Company, to discuss their transportation logistics requirements, views of global trade and other related topics. In 1996, the program was renamed Global Logistics Council to more accurately reflect its worldwide focus. Global Logistics Council meetings are generally held twice a year, and representatives of approximately 40 companies participate in each meeting. Participants in the Global Logistics Council are invited to participate on an ongoing basis in the Company's Global Advisory Board. The Global Advisory Board assists the Company in formulating strategies designed to better serve the needs of the Company's customers. The Global Logistics Council and the Global Advisory Board help the Company maintain close contact with its customers and the global trade community on a continuing basis.

     The Customer Response Team (CRT) concept was created in 1996 to initiate the evolution of traditional forwarder sales functions into highly automated, team-focused, regional client service organizations. Through its inside and outside members, CRT's focus on cross-selling to existing clients and bringing new clients to the Company. Covering specified geographic zones, CRT's take advantage of telemarketing techniques and information technology to contact clients and develop service programs.

     Competition and Business Conditions: The Company's principal businesses are directly related to the volume of international trade, particularly trade between the United States and foreign nations, which is influenced by many factors. These influences include economic and political conditions in the United States and abroad, major work stoppages, exchange controls, currency fluctuations, wars and other armed conflicts and United States and foreign laws relating to tariffs, trade restrictions, foreign investments and taxation. The global logistics services industry is intensively competitive and expected to remain so for the foreseeable future. The Company encounters competition from a large number of firms. Much of this competition is from local or regional firms which have only one or a small number of offices and do not offer the breadth of services and integrated approach offered by the Company. However, some of the competition is from major United States and foreign-owned firms which have networks of offices and offer a wide variety of services. The Company believes quality of service, including information systems capability, global network capacity, reliability, responsiveness, expertise, convenience, scope of operations, customized program design and implementation and price are important competitive factors in its industry.

     The Company encounters strong competition in each of its products, including customs brokerage, air and ocean freight forwarding and warehouse and distribution. The Company has customs brokerage offices in most major ports in the United States, Canada, Europe and other selected foreign ports. Although the Company competes with several large United States and foreign firms in virtually all of the ports it is located, the principal competition is exerted by local and regional firms.

     As an ocean freight forwarder, the competition includes steamship companies, large forwarders with multiple offices and local and regional forwarders with one or a small number of offices. As an airfreight forwarder, the competition is represented by other airfreight forwarders in the United States and overseas. As a warehouse and distribution service provider, the competition includes local, regional, national and international providers of the same or similar services.

     Regulation: As a customs broker operating in the United States, the Company is licensed by the United States Department of the Treasury and regulated by the United States Customs Service. The Company's fees as a customs broker are not regulated. The Company's airfreight forwarding business is subject to regulation, as an indirect air cargo carrier, under the Federal Aviation Act by the Department of Transportation (DOT), the successor to the Civil Aeronautics Board, although Part 296 of the DOT's Economic Aviation Regulations exempts airfreight forwarders from most of the act's requirements. In its ocean freight forwarding business, the Company is licensed as an ocean freight forwarder by the Federal Maritime Commission (FMC). The FMC does not regulate the Company's fees in any material respect. The Company's ocean freight NVOCC business is subject to regulation, as an indirect ocean cargo carrier, under the FMC tariff filing and surety bond requirements, and under the Shipping Act of 1984, particularly those terms prescribing rebating practices. The Company is regulated as a direct and as an indirect truck cargo carrier by the National Transportation Safety Board (NTSB) previously the Interstate Commerce Commission, by which the Company is licensed as both a common carrier and a property broker. For dispatch purposes, the Company also holds an FCC Radio License. The Company's marine cargo insurance brokerage business is licensed by the California Department of Insurance.

     The Company's offshore operations are subject to similar regulation by the regulatory authorities of the respective foreign jurisdictions. Some of the Company's warehouse operations are licensed as container freight stations, and/or cargo examination stations and/or Class III bonded warehouses with United States Customs.

     Trademarks: The Company holds registered trademarks in the United States and numerous foreign countries for "Fritz Companies" and certain related names and the Company's logo.

     Employees: As of May 31, 1997, the Company had approximately 9,200 employees. The Company considers its relationship with its employees to be satisfactory.

     Management:  The Company's executive officers are as follows:

NAME                               AGE
----                               ---
Lynn C. Fritz....................  54      Chairman of the Board, Chief Executive Officer
Dennis L. Pelino.................  49      President and Chief Operating Officer
Robert Arovas....................  54      Executive Vice President and Chief Financial Officer
Jan H. Raymond...................  48      Senior Vice President, Secretary and General Counsel
Ronald W. Womack.................  50      Vice President of Finance and Principal Accounting Officer
Janet Helvey.....................  45      Vice President -- Accounts Receivable

     Lynn C. Fritz became Chief Executive Officer of the Company in 1986 after serving in numerous positions since joining the Company on a full-time basis in 1965. Mr. Fritz received his B.A. degree from Georgetown University and his J.D. degree from Lincoln University School of Law. Mr. Fritz was honored with the "Marketing Executive of the Year -- 1991" award by the National Account Marketing Association.

     Dennis L. Pelino joined the Company in 1986 as Director of Sales and Marketing, became a Director of the Company in 1991 and was appointed Chief Operating Officer in October of 1993. He was promoted to Executive Vice President in May 1995 and President in August 1996. Since 1988, Mr. Pelino has been responsible for the Company's international operations, as well as the Company's transportation services as an indirect carrier and key warehousing and distribution services. Mr. Pelino is also responsible for the Company's independent agent network and national account marketing and sales programs.

     Robert Arovas joined the Company in January 1997 as the Executive Vice President and Chief Financial Officer. Prior to joining the Company, he was the Senior Vice President and Chief Financial Officer of Burlington Air Express, Inc. for the past nine years and was previously a Vice President of the Pittston Company (the parent company of Burlington Air Express, Inc.). Mr. Arovas is a graduate of Syracuse University with a B.S. degree in accounting.

     Jan H. Raymond has been General Counsel of the Company since 1985, Secretary since 1991 and Senior Vice President since 1993. Prior to joining the Company, Mr. Raymond was an associate with the law firm of Brobeck, Phleger & Harrison. Mr. Raymond, who is a licensed customs broker, holds a B.S. degree from Cornell University with a J.D. degree from the University of California at Berkeley's Boalt Hall School of Law.

     Ronald W. Womack has been Vice President of Finance of the Company since August 1996, and has served as Corporate Controller and Principal Accounting Officer since May 1996. Previously, Mr. Womack served as Regional Controller and Director of Treasury Services. Prior to rejoining the Company in 1995, he was the Chief Financial Officer for HEAD Sports, Inc., a sporting equipment distribution company. From August 1990 to October 1992 he was the Director of Internal Audit with Sanifill, Inc., a landfill and waste management company.

     Janet Helvey joined the Company in March, 1997 as the Vice President of Accounts Receivable. Prior to joining the Company, she was the Controller -- Accounts Receivable of Burlington Air Express, Inc.

ITEM 2 -- PROPERTIES

     As of May 31, 1997, the Company operated approximately 330 offices and logistics centers worldwide, including its headquarters in San Francisco. The Company also operated approximately 86 warehousing and distribution centers, which range in size from approximately 1,000 square feet to approximately 595,000 square feet. The warehousing and distribution centers totaled approximately 6.3 million square feet as of May 31, 1997 of which the Company owns approximately 792,000 square feet and leases the balance. The leases for the Company's principal properties generally have terms of three years or more and often include options to renew. While some of the Company's leases are month-to-month and others expire in the near term, the Company does not believe the expiration of any of its leases will have a material adverse effect on its operations. See Note 6 of Notes to Consolidated Financial Statements.

ITEM 3 -- LEGAL PROCEEDINGS

     The Company is a party to routine litigation incident to its business, primarily claims for goods lost or damaged in transit or improperly shipped. Most of the lawsuits involving the Company as a defendant are covered by insurance and are being defended by the Company's insurance carriers. The Company has established reserves for customer claims which management believes are adequate to cover litigation losses which may occur.

     On July 31, 1996, a complaint was filed in the United States District Court for the Northern District of California, against the Company and certain of its directors and officers under the caption "Polk v. Lynn C. Fritz, John Johung, Stephen M. Mattessich, Carsten S. Andersen and Fritz Companies, Inc." The complaint, which purports to be brought on behalf of the class of purchasers of the Company's stock between August 28, 1995 and July 23, 1996 alleges various violations of federal securities laws in connection with prior disclosures made by the Company and seeks unspecified damages. On July 31, 1996, a second complaint containing substantially similar allegations was filed in the same court under the caption "Weiss v. Lynn C. Fritz, John H. Johung, Stephen M. Mattessich, Carsten S. Andersen and Fritz Companies, Inc." On August 13, 1996, a third complaint containing substantially similar allegations was filed in the same court under the caption "E.M. Lawrence Limited Frozen Retirement Trust Dated September 1, 1992 v. Fritz Companies, Inc., Lynn C. Fritz, Carsten S. Andersen, John H. Johung and Stephen M. Mattessich." The three class action suits filed against the Company in state court were dismissed with prejudice by the Superior Court of California for the County of San Francisco on grounds the claims asserted the California Corporate Securities law and common law fraud were not legally tenable. One of the cases dismissed is being appealed. On April 25, 1997, the three remaining complaints were consolidated into one consolidated amended complaint which is pending.

     The Company is unable to predict the ultimate outcome of the suits and it is possible the outcome could have a significant adverse impact on the Company's future consolidated results of operations. However, the Company believes the ultimate outcome of these matters will not have a significant adverse impact on the Company's consolidated financial position.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5 -- MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     The Company's common stock is traded on the NASDAQ national market system under the symbol FRTZ.

     The following table sets forth the high and low sales price in the NASDAQ national market system for the Company's common stock for the period from January 1, 1994 to May 31, 1997.

                                                                         PRICE RANGE
                                                                       ----------------
                                                                        HIGH      LOW
                                                                       -------  -------
        FISCAL PERIOD 1997
          First Quarter..............................................   35.250   11.875
          Second Quarter.............................................   16.750   14.250
          Third Quarter..............................................   15.750   10.062
          Fourth Quarter.............................................   10.875    8.000
        FISCAL PERIOD 1996
          First Quarter..............................................   35.625   23.438
          Second Quarter.............................................   43.000   35.000
          Third Quarter..............................................   42.750   32.000
          Fourth Quarter.............................................   40.625   33.500
        TRANSITION PERIOD 1995
          First Quarter..............................................   32.750   22.875
          Two Months Ended May 31....................................   32.750   25.625
        FISCAL PERIOD 1994
          First Quarter..............................................   15.938   13.000
          Second Quarter.............................................   15.750   14.125
          Third Quarter..............................................   17.750   15.250
          Fourth Quarter.............................................   23.500   17.500

     There were approximately 640 stockholders of record as of May 31, 1997. No cash dividends were paid to the stockholders during 1997. In October 1995, the Company's Board of Directors declared a two-for-one stock split effected in the form of a 100% stock dividend. The stock prices above have been adjusted to give effect to the stock split.

     The Company intends to retain its future earnings for use in its business and, accordingly, anticipates no cash dividends will be paid to holders of shares of common stock in the foreseeable future.

ITEM 6 -- SELECTED FINANCIAL DATA(a)(e)
(IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                                               TWELVE MONTHS
                                      TWELVE MONTHS ENDED MAY 31,           FIVE MONTHS      ENDED DECEMBER 31,
                                 -------------------------------------     ENDED MAY 31,   ----------------------
                                    1997         1996         1995             1995          1994         1993
                                 -----------  -----------  -----------     -------------   --------     ---------
                                                           (UNAUDITED)
Revenue........................  $ 1,156,770  $ 1,043,858   $ 870,903        $ 400,426     $773,389     $ 549,026
Net revenue....................      509,371      457,568     366,487          165,682      332,583       243,042
Merger and related costs.......           --       14,555          --           29,995           --            --
Income (loss) from
  operations(b)................        2,858       38,659      50,645          (12,368)      46,209        33,446
Net income (loss)..............          308       25,001      32,310           (8,319)      30,133        22,714
Net income (loss) per share
  -- primary...................          .01          .70        1.00             (.25)         .96           .75
Net income (loss) per share
  -- fully diluted.............          .01          .70         .99             (.25)         .94           .75

Total assets...................      723,516      733,462     576,698(c)       576,698      530,810       297,974
Long-term obligations, net of
  current portion..............       84,884       89,505      33,567(c)        33,567       33,048         2,220
Stockholders' equity...........      234,695      230,747     174,215(c)       174,215      177,917(d)     96,054

---------------

(a) On May 30, 1995, the Company completed its merger with Intertrans, which was accounted as a pooling of interests. Accordingly, the Company's financial statements have been restated for all periods prior to the merger, to include the results of operations, financial position and cash flows of Intertrans. The May 31, 1995 period represents combined operating results reported for Fritz Companies, Inc. and Intertrans Corporation (Intertrans) for the twelve months ended March 31, 1995 and April 30, 1995, respectively.

    In 1996, the Company recorded additional merger and related costs associated with the merger with Intertrans of $14.6 million. In May 1995 the Company recorded merger and related costs in connection with the merger with Intertrans of approximately $30.0 million. For further discussion see Note 7 of Notes to Consolidated Financial Statements. Excluding these merger and related costs, the income from operations for the five months ended May 31, 1995 would have been $17.6 million.

(b) The results in 1997 include a third quarter increase to the Allowance for Doubtful Accounts of approximately $17 million due to less than satisfactory collection performance.

(c) Amounts are as of May 31, 1995.

(d) In 1994 the Company received approximately $42.2 million of net proceeds from a public offering of its common stock.

(e) See Management Discussion and Analysis of Financial Condition and Result of Operations and Notes to Consolidated Financial Statements for further discussion of the Company's financial condition and results of operations.

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

     General: For comparative purposes, the following table is provided for the results of operations for the twelve months ended May 31, 1997, 1996, unaudited 1995 and the Transition Period compared to the respective comparable unaudited prior period for 1994 (in thousands).

                                                                                          FIVE MONTHS ENDED
                                                   TWELVE MONTHS ENDED MAY 31,                  MAY 31,
                                             ---------------------------------------    -----------------------
                                                1997          1996         1995(a)        1995         1994
                                             ----------    ----------    -----------    --------    -----------
                                                                         (UNAUDITED)                (UNAUDITED)
Revenue
  Customs Brokerage........................  $  152,257    $  142,606     $ 123,653     $ 54,252     $  39,864
  Ocean Freight Forwarding.................     334,701       315,037       243,497      115,021        82,719
  Airfreight Forwarding....................     531,100       491,938       448,043      204,294       137,178
  Warehouse and Distribution...............     138,712        94,277        55,710       26,679        13,703
                                             ----------    ----------    -----------    --------    -----------
  Total Revenue............................  $1,156,770    $1,043,858     $ 870,903     $400,246     $ 273,464
                                             ==========    ==========    ===========    =========   ===========
Net Revenue
  Customs Brokerage........................  $  152,257    $  142,606     $ 123,653     $ 54,252     $  39,864
  Ocean Freight Forwarding.................     107,480       100,780        82,030       38,149        27,905
  Airfreight Forwarding....................     149,333       143,903       116,351       52,673        37,552
  Warehouse and Distribution...............     100,301        70,279        44,453       20,608        10,642
                                             ----------    ----------    -----------    --------    -----------
  Total Net Revenue........................  $  509,371    $  457,568     $ 366,487     $165,682     $ 115,963
                                             ==========    ==========    ===========    =========   ===========
Operating Expenses.........................  $  506,513    $  418,909     $ 315,842     $178,050     $ 103,933
                                             ----------    ----------    -----------    --------    -----------
Income (Loss) From Operations..............  $    2,858    $   38,659     $  50,645     $(12,368)    $  12,030
                                             ----------    ----------    -----------    --------    -----------
Net Income (Loss)..........................  $      308    $   25,001     $  32,310     $ (8,319)    $   8,044
                                             ==========    ==========    ===========    =========   ===========

---------------

(a) Effective May 31, 1995, the Company changed its fiscal year-end of December 31 to a fiscal year-end of May 31. See Note 1 of Notes to Consolidated Financial Statements for further discussion. The May 31, 1995 period represents combined operating results reported for Fritz Companies, Inc. and Intertrans Corporation (Intertrans) for the twelve months ended March 31, 1995 and April 30, 1995, respectively, accounted as a pooling of interests.

     During the period 1995 through 1997, the Company's revenue increased 32.8% to $1,156.8 million in 1997 from $870.9 million in 1995, and net revenue increased by 39.0% to $509.4 million in 1997 from $366.5 million in 1995.

     This growth principally resulted from the following: (i) expansion of the Company's global network and its product line of services through internal development and strategic acquisitions, and (ii) continued growth of the Company's integrated logistics programs. The Company added a significant number of multi-national corporations to its customer base and broadened the range of services offered to its customers.

     Effective May 31, 1995, the Company approved the change from a fiscal year-end of December 31 to a fiscal year-end of May 31. The following discussion is applicable to the Company's financial condition and results of operations for the fiscal years ended May 31, 1997 and 1996, and the five months ended May 31, 1995 (the Transition Period). For discussion purposes, the fiscal year ended May 31, 1996 is compared to the unaudited fiscal year ended May 31, 1995; and the Transition Period is compared to the unaudited period from January 1, 1994 to May 31, 1994 (the Comparable Period). For further discussion see Notes to Consolidated Financial Statements.

     The Company completed its merger with Intertrans on May 30, 1995 which was accounted as a pooling of interests. Accordingly, the Company's consolidated financial statements have been restated for all periods prior to the merger, to include the results of operations, financial position and cash flows of Intertrans.

     Results of Operations: The Company's principal services are customs brokerage, international airfreight and ocean freight forwarding and warehousing and distribution. Revenue for international ocean and airfreight forwarding and surface transportation consolidation as an indirect carrier includes the consolidation and transportation costs (e.g., ocean freight costs). Revenue for customs brokerage, international ocean and airfreight forwarding and surface transportation as an agent includes only the fees and commissions related to such shipments.

     The Company believes its results of future operations could be adversely affected by a number of factors, including:

          (i) Continuing intense price competition in its traditional lines of business,

          (ii) Inability to implement the Company's program to improve operating results and cash flow,

          (iii) The requirement to make substantial investments in connection with the Company's development of supply chain global management as a product,

          (iv) Substantially increased legal expenses and other costs in connection with an ultimate resolution of securities litigation pending against the Company, and

          (v) Increased investment requirements associated with information systems development and implementation of a worldwide information system.

FISCAL YEAR ENDED MAY 31, 1997 COMPARED TO FISCAL YEAR ENDED MAY 31, 1996

     Certain prior year amounts have been reclassified to conform with the 1997 presentation.

     Revenue: Revenue increased 10.8% to $1,156.8 million in 1997 from $1,043.9 million in 1996. All of the Company's principal service areas reported revenue increases. Warehouse and Distribution revenue increased by $44.4 million, or 47.1%, from the prior year. Air and ocean transportation shipments provided combined transportation revenue growth of $58.8 million, an increase of 7.3% over the previous year. Customs brokerage revenues increased $9.7 million, or 6.8%, over the previous year. Revenue attributed to current year acquisitions and the incremental revenue from prior year acquisitions was $76.4 million, or 67.7% of total revenue growth in 1997. The balance of the revenue growth, totaling $36.5 million, was derived from additional volumes from existing customers and new customers added during the year. Price competition in the Company's traditional transportation and brokerage services remained intense all year with resultant downward pressure on prices. During the year fuel surcharges were placed on the Company's airfreight business as a result of increases in fuel cost. To a great extent, these price increases levied by most carriers were passed onto customers.

     Net Revenue increased 11.3% to $509.4 million in 1997 from $457.6 million in 1996. Warehouse and Distribution provided an increase of $30.0 million in net revenue, a 42.7% gain over the prior year, as the Company continued to rapidly expand its logistics and supply chain management businesses. In percentage terms, this segment has been the fastest growing segment of the business. Customs brokerage provided approximately $9.7 million growth in net revenue, up 6.8% versus last year. Existing customers and expansion of operations along the USA and Canadian border accounted for much of the gain. Further growth in customs brokerage was provided from operations in the United Kingdom. Air export net revenue totaling $149.3 million increased by $5.4 million or 3.8%. This modest increase reflects continued pressure on pricing with continuing increases in transactions and tonnage. Ocean net revenues increased by $6.7 million, or 6.6% as the Company continued to see much faster growth in NVOCC revenues compared with ocean freight forwarding revenues.

     Operating Expenses for the year increased 20.9% to $506.5 million in 1997 from $418.9 million in 1996. This annual increase was affected substantially by the third quarter increase of 45.2% primarily due to a $17 million increase in allowance for doubtful accounts due to less than satisfactory collection performance.

     Salaries and related costs increased in 1997 by $53.3 million, a 21.4% increase from the $249.2 million incurred during the prior year. The increase is the result of growth in the number of full time equivalent employees caused by acquisitions, new locations and expanding operations at existing locations. The increase in salaries and related costs from additional personnel, representing approximately a 13.6% increase in the number of employees, was partially mitigated by a slight decrease in the average payroll cost per employee.

     The increase in general and administrative expenses was primarily due to expenditures to support the Company's expansion, including data processing costs, communications and occupancy related costs which include warehouse related expenses. The general and administrative expense increase, excluding the $17 million charge for doubtful accounts and salaries and related costs, was $17.3 million, representing a 10.2% increase.

     Other Income (Expense) -- Net: Other expense was $2.4 million in 1997 compared to $.2 million for the prior period. The increase occurred primarily from an increase in interest expense, which is a function of the increase in short-term borrowings and long-term obligations. For further discussion of borrowings and obligations see Note 3 of Notes to Consolidated Financial Statements.

     Income Taxes: Taxes on income for 1997 were $.2 million compared to $13.5 million for 1996. The effective tax rates for 1997 and 1996 were 35%. The Company's effective tax rate may fluctuate due to changes in local tax rates and regulations in the countries in which the Company operates and the level of pre-tax profit earned in these countries.

FISCAL YEAR ENDED MAY 31, 1996 COMPARED TO THE UNAUDITED FISCAL YEAR ENDED MAY 31, 1995

     Revenue: Revenue increased 19.9% to $1,043.9 million in 1996 from $870.9 million in 1995. All of the Company's principal service areas reported revenue increases. The increase in revenue was primarily due to ocean freight, warehouse and distribution and airfreight forwarding. The increase in ocean freight can be attributed to expansion of NVOCC and ocean export activities in Europe and Asia. The warehouse and distribution revenue increase reflects the Company's expansion of domestic services from existing integrated logistics customers on inbound shipments from Asia and Europe to the United States and strategic acquisitions. The Company's expansion of its operations in Latin America, Europe and Asia provided the increase in airfreight revenue.

     Net Revenue increased 24.9% to $457.6 million in 1996 from $366.5 million in 1995, reflecting increases in all of the Company's principal services. The net revenue increase was primarily due to warehousing and distribution, customs brokerage and ocean freight forwarding services. The warehouse and distribution net revenue increase can be attributed to the Company's continued expansion of domestic services from existing integrated logistics customers on inbound shipments from Asia and Europe to the United States and strategic acquisitions. The combined volume subsequent to the merger allowed the Company to negotiate better rates with air carriers, which contributed to improved yield to airfreight.

     The increase in customs brokerage net revenue can be attributed to growth in the Company's existing customer base, new clients and acquisitions. Expansion of NVOCC and ocean export activities in Europe and Asia provided the ocean freight forwarding net revenue increase, but was partially offset by higher ocean carrier costs.

     Operating Expenses: Operating expenses increased 32.6% to $418.9 million in 1996 from $315.8 million in 1995. The increase includes additional merger and related costs of approximately $14.6 million in 1996. Operating expenses, excluding the merger and related costs in 1996 were 88.4% and 86.2% as a percentage of net revenue in 1996 and 1995, respectively. Salaries and related costs increased 24.3% as a result of an increase in the number of employees. Salaries and related costs as a percentage of net revenue was comparable to the prior period. See Note 7 of Notes to Consolidated Financial Statements for further discussion. The increase in general and administrative expenses was primarily due to expenditures to support the Company's expansion, including product development, acquisitions, information systems development, supply chain management development and warehouse related expenses.

     Other Income (Expense) -- Net: Other expense was $.2 million compared to $1.4 million of other expense for the prior period. The decrease was primarily due to the result of higher net foreign exchange gains which was offset by an increase in interest expense. Interest expense was higher due to the increase in long-term obligations. For further discussion of long-term obligations see Note 3 of Notes to Consolidated Financial Statements.

     Income Taxes: Taxes on income for 1996 were $13.5 million compared to $16.9 million for 1995. The effective tax rates for 1996 and 1995 were 35% and 34.4%, respectively. The Company's effective tax rate may fluctuate due to changes in local tax rates and regulations in the countries in which the Company operates and the level of pre-tax profit earned in these countries.

TRANSITION PERIOD ENDED MAY 31, 1995 COMPARED TO THE UNAUDITED FIVE MONTH PERIOD ENDED MAY 31, 1994

     Revenue and Net Revenue: Revenue increased 46.4% to $400.2 million in the Transition Period from $273.5 million for the Comparable Period, and net revenue increased 42.9% to $165.7 million in the Transition Period from $116.0 million for the Comparable Period. All of the Company's principal service areas reported revenue and net revenue increases, as the Company continued to focus on integrated transportation logistics services for existing and new customers, geographic expansion and strategic acquisitions. See Note 7 of Notes to Consolidated Financial Statements for further discussion of the merger and acquisitions.

     The increases in revenue were mostly due to increases in airfreight of $67.1 million and ocean freight forwarding of $32.3 million revenue, primarily caused by the Company's continued expansion of its operations in Asia, Europe and Latin America.

     Operating Expenses: Salaries and related costs increased 36.8% to $93.1 million in the Transition Period from $68.1 million in the Comparable Period. General and administrative expenses increased 53.2% to $55.0 million in the Transition Period from $35.9 million in the Comparable Period. The increase in salaries and related costs and general and administrative expenses was due primarily to expenditures necessary to support the Company's expansion and new business.

     In connection with the merger with Intertrans, the Company recorded merger and related costs of $30.0 million in May 1995. For additional discussion, see
Note 7 of Notes to Consolidated Financial Statements.

     Income Before Tax Expense (Benefit): For the Transition Period, the Company's pre-tax income, excluding merger and related costs, would have been $17.6 million, compared to $12.1 million in the Comparable Period, or an increase of 45.5%. As reported, by including merger and related costs of $30.0 million, the loss from operations is $(12.4) in the Transition Period compared to $12.1 million pre-tax income in the Comparable Period.

     Income Taxes: The Company recorded a tax benefit of $4.1 million (33.2% rate) during the Transition Period due to the loss from operations. In the Comparable Period, the Company had a tax expense of $4.1 million (33.7% rate) on income before taxes.

     Subsequent Event: On June 18, 1997, the Company entered into a term loan facility agreement totaling $13,900 (converted from Singapore dollars) with Standard Chartered Bank (the Bank) to finance its new logistics center in Singapore. The loan matures five years from the date of the agreement, has eight scheduled quarterly payments beginning thirty-nine months from the date of the agreement, bears an interest rate equivalent to the Singapore Interbank Offer Rate (SIBOR) plus 50 to 75 basis points depending on the amount borrowed, and is collateralized by certain property owned by the Company. The proceeds from this loan will be used principally to reduce short-term borrowings in connection with the construction of the facility. The agreement includes a provision which allows the Bank to accelerate the maturity of any balance then outstanding if the Bank determines their position has been adversely affected by changes in the Company's financial position or global economy.

     Liquidity and Capital Resources: Cash and equivalents were $43.4 million at May 31, 1997, representing a decrease from $86.5 million at May 31, 1996. The cash decrease was primarily caused by a change in certain international operations, whereby duty and taxes were paid on the last day of May 1997 rather than the first day of the succeeding month as was done in the prior year.

     The Company increased total borrowings and obligations by $18.1 million during the year to partially fund acquisitions of businesses aggregating $24 million and capital spending, net of reductions resulting from the sale and leaseback of certain facilities, aggregating $30.7 million. As a result of the facilities transaction, the credit capacity under the revolving credit agreement was reduced from $80.0 million to $60.0 million. At May 31, 1997, borrowings under the Company's credit facility were $20.5 million and letters of credit were $16.2 million. As of May 31, 1997, the Company's total available borrowing capacity under the syndicated multicurrency credit facility was approximately $23.3 million and management believes the facility will provide adequate borrowing capacity through its remaining life.

     The Company's investing activities for May 31, 1997 fiscal year included capital expenditures of approximately $42.5 million which includes expenditures for computer and communication equipment, leasehold improvements and software. In the fourth quarter, the Company sold and leased back certain of its North American warehousing facilities. Net proceeds from the sale were approximately $30.7 million and the gain on the transaction was minimal. The Company made cash outlays of approximately $8.1 million related to acquisitions made during fiscal 1997. In addition, the Company paid approximately $16.0 million of additional purchase price relating to recorded obligations and acquired entities achieving specified net revenue and/or pre-tax income levels. At May 31, 1997 the remaining maximum payments in connection with acquisitions providing a contingent purchase price is approximately $14.1 million. There is no certainty as to the ability of these businesses to achieve the profit levels required to trigger these contingent payments. When payments are made, they are recorded as goodwill.

     The Company makes significant disbursements on behalf of its customers for items such as customs duty. Billings to customers for these disbursements, which can be several times the amount of revenue derived from these transactions, are not recorded as revenue and expenses in the Company's income statement. These obligations, which greatly exceed reported revenues, are recorded as amounts due from customers and trade accounts payable.

     Currency and Other Risk Factors: The nature of the Company's worldwide operations involves different currencies. Thus, the Company is exposed to the inherent risks of international currency markets and governmental intervention. The Company seeks to compensate for currency exposures by accelerating international payment among the Company's offices and agents.

     In addition, the Company's ability to provide service to its customers is highly dependent on good working relationships with a variety of entities such as airlines, steamship carriers and governmental agencies. Accordingly, changes in space allotments available from carriers, governmental deregulation efforts, "modernization" of the regulations governing customs clearance, and/or changes in the international trade and tariff environment could affect the Company's business in unpredictable ways.

     There are also risks and uncertainties associated with acquisitions, such as the complexities of integrating systems and operations of the acquired company.

     Management believes the Company's business has not been adversely affected by inflation and has generally been successful in passing cost increases to its customers. However, pressures exerted from the competitive marketplace could require future cost increases which could erode the Company's margin.

     Additional risks and uncertainties include:

          (i) The Company's ability to implement its program to improve operating results and cash flow,

          (ii) Dependence of the Company on growth in international trade and worldwide economic conditions,

          (iii) Dependence of the Company on the continued services of key executives and managers,

          (iv) Risks associated with the Company's acquisition strategy, including:

             (a) Diversion of management's attention to the assimilation of the operations and personnel of acquired companies,

             (b) Potential adverse short-term effects of acquisitions on the Company's operating results, and

             (c) Integration of financial reporting systems and acquired assets.

          (v) The possible inability of the Company's information systems to keep pace with the increasing complexity and growth of the Company's business,

          (vi) The increasing level of investment required by the transition of the Company from prior predominance of customs brokerage revenue to its increasing emphasis on integrated logistics and providing a full range of international transportation and supply chain management services,

          (vii) Diversion of management focus and resources as a result of pending litigation,

          (viii) Other risks disclosed elsewhere in this Form 10-K or in the Company's other filings with the Securities and Exchange Commission.

     The risks and uncertainties described above could cause actual results to differ materially from those set forth in or implied by forward-looking statements contained in this Form 10-K. The description of risks and uncertainties is intended to qualify such forward-looking statements and invoke the "safe harbor" provided by the Private Securities Reform Litigation Act of 1995.

     The Company is undertaking a comprehensive review of its pricing structure of its various services and customer credit terms. As a result of the increases in operating expenses, in particular salaries and related costs, the Company is reviewing its expenses to improve the quality and efficiencies of the Company's processes within the operating and supporting departments. Benefits from expected changes are anticipated to occur in fiscal year 1998.

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is set forth at the pages indicated in Item 14(a) of this Annual Report.

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference from the section entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Proxy Statement for the Company's Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the "Proxy Statement"). See also Item 1 above.

ITEM 11 -- EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference from the sections entitled "Compensation of Executive Officers," "Options Granted to Executive Officers" and "Employment Agreements" of the Proxy Statement.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference from the section entitled "Ownership of Management and Principal Stockholders" of the Proxy Statement.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference from the section entitled "Transactions with the Company" of the Proxy Statement.

                                    PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

                                                                                         PAGE
                                                                                          NO.
                                                                                         -----
         (1) Consolidated Financial Statements of the Company:
             Consolidated Balance Sheets...............................................
             Consolidated Statements of Operations.....................................
             Consolidated Statements of Cash Flows.....................................
             Consolidated Statements of Stockholders' Equity...........................
             Notes to Consolidated Financial Statements................................
             Independent Auditors' Report..............................................
         (2) Financial Statement Schedules:
             Schedule II -- Valuation and Qualifying Accounts..........................
             All other schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.
         (3) Exhibits:
             See attached Exhibit Index................................................

     (b) The Company did not file any reports on Form 8-K from March 1, 1997 through the date hereof in 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 30, 1997
                                          FRITZ COMPANIES, INC.

                                          By        /s/ LYNN C. FRITZ
                                            ------------------------------------
                                                       Lynn C. Fritz
                                                   Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on July 30, 1997.

             SIGNATURE                                 TITLE                           DATE
-----------------------------------  -----------------------------------------    --------------
         /s/ LYNN C. FRITZ           Chairman of the Board and Chief Executive    July 30, 1997
-----------------------------------  Officer (Principal Executive Officer)
           Lynn C. Fritz

       /s/ DENNIS L. PELINO          President, Chief Operating Officer and       July 30, 1997
-----------------------------------  Director
         Dennis L. Pelino

         /s/ ROBERT AROVAS           Executive Vice President and Chief           July 30, 1997
-----------------------------------  Financial Officer and Principal Financial
           Robert Arovas             Officer

       /s/ RONALD W. WOMACK          Vice President of Finance and Principal      July 30, 1997
-----------------------------------  Accounting Officer
         Ronald W. Womack

       /s/ JAMES E. GILLERAN         Director                                     July 30, 1997
-----------------------------------
         James E. Gilleran

        /s/ PRESTON MARTIN           Director                                     July 30, 1997
-----------------------------------
          Preston Martin

                             FRITZ COMPANIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                MAY 31,
                                                                         ---------------------
                                                                           1997         1996
                                                                         --------     --------
                                                                         (IN THOUSANDS, EXCEPT
                                                                          PER SHARE AMOUNTS)
                                            ASSETS
CURRENT ASSETS:
Cash and equivalents...................................................  $ 43,368     $ 86,461
Accounts receivable, net of allowance for doubtful accounts of $22,292
  in 1997 ($6,401 in 1996).............................................   414,550      397,747
Deferred income taxes..................................................    10,519        7,368
Prepaid expenses and other current assets..............................    27,978       28,368
                                                                         --------     --------
          Total current assets.........................................   496,415      519,944
                                                                         --------     --------
PROPERTY AND EQUIPMENT -- NET..........................................   100,879      111,399
INTANGIBLES, NET OF ACCUMULATED AMORTIZATION OF $16,204 IN 1997,
  ($11,963 IN 1996)....................................................   110,691       88,790
OTHER ASSETS...........................................................    15,531       13,329
                                                                         --------     --------
          TOTAL ASSETS.................................................  $723,516     $733,462
                                                                         ========     ========

                             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term borrowings and current portion of long-term obligations.....  $ 37,200     $ 14,514
Accounts payable.......................................................   276,228      322,018
Accrued liabilities....................................................    73,094       65,149
Income tax payable.....................................................     7,148        6,496
                                                                         --------     --------
          Total current liabilities....................................   393,670      408,177
                                                                         --------     --------
LONG-TERM OBLIGATIONS..................................................    84,884       89,505
DEFERRED INCOME TAXES..................................................     1,243          995
OTHER LIABILITIES......................................................     9,024        4,038
                                                                         --------     --------
          TOTAL LIABILITIES............................................   488,821      502,715

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock: par value $.01 per share; 60,000 shares authorized,
  35,445 issued and outstanding in 1997, (34,898 shares in 1996).......       354          349
Additional paid-in capital.............................................   124,424      118,485
Retained earnings......................................................   112,895      112,587
Cumulative foreign currency translation adjustment.....................    (2,978)        (674)
                                                                         --------     --------
          Total stockholders' equity...................................   234,695      230,747
                                                                         --------     --------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...................  $723,516     $733,462
                                                                         ========     ========

                See notes to consolidated financial statements.

                             FRITZ COMPANIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                TWELVE MONTHS
                                                ENDED MAY 31,         FIVE MONTHS      TWELVE MONTHS
                                           -----------------------   ENDED MAY 31,   ENDED DECEMBER 31,
                                              1997         1996          1995               1994
                                           ----------   ----------   -------------   ------------------
                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
REVENUE..................................  $1,156,770   $1,043,858     $ 400,246          $773,389
FREIGHT CONSOLIDATION COSTS..............     647,399      586,290       234,564           440,806
                                           ----------   ----------      --------          --------
NET REVENUE..............................     509,371      457,568       165,682           332,583
                                           ----------   ----------      --------          --------
OPERATING EXPENSES:
Salaries and related costs...............     302,555      249,243        93,055           183,354
General and administrative...............     203,958      155,111        55,000           103,020
Merger and related costs.................          --       14,555        29,995                --
                                           ----------   ----------      --------          --------
          Total operating expenses.......     506,513      418,909       178,050           286,374
                                           ----------   ----------      --------          --------
INCOME (LOSS) FROM OPERATIONS............       2,858       38,659       (12,368)           46,209
OTHER EXPENSE............................      (2,384)        (196)          (89)             (687)
                                           ----------   ----------      --------          --------
INCOME (LOSS) BEFORE TAX EXPENSE
  (BENEFIT)..............................         474       38,463       (12,457)           45,522
INCOME TAX EXPENSE (BENEFIT).............         166       13,462        (4,138)           15,389
                                           ----------   ----------      --------          --------
NET INCOME (LOSS)........................  $      308   $   25,001     $  (8,319)         $ 30,133
                                           ==========   ==========      ========          ========
Net income (loss) per share -- primary...  $     0.01   $     0.70     $   (0.25)         $   0.96
                                           ==========   ==========      ========          ========
Weighted average shares outstanding --
  primary................................      35,522       35,747        32,876            31,552
                                           ==========   ==========      ========          ========
Net income (loss) per share -- fully
  diluted................................  $     0.01   $     0.70     $   (0.25)         $   0.94
                                           ==========   ==========      ========          ========
Weighted average shares
  outstanding -- fully diluted...........      35,526       35,796        32,876            31,948
                                           ==========   ==========      ========          ========

                See notes to consolidated financial statements.

                             FRITZ COMPANIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           TWELVE MONTHS
                                                           ENDED MAY 31,            FIVE MONTHS         TWELVE MONTHS
                                                       ----------------------      ENDED MAY 31,      ENDED DECEMBER 31,
                                                         1997          1996            1995                  1994
                                                       --------      --------      -------------      ------------------
                                                                                (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...................................   $    308      $ 25,001        $  (8,319)            $ 30,133
Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
Depreciation and amortization.......................     24,600        20,162            6,545               12,514
Noncash merger costs................................         --            --           14,681                   --
Customer deposits refunded -- net...................         --        (1,984)            (202)                (465)
Deferred income taxes...............................     (5,005)         (114)          (8,299)                 459
Other...............................................        740           899              957                 (181)
Effect of changes in:
  Receivables.......................................    (15,314)      (41,990)             604              (61,554)
  Prepaid expenses and other current assets.........        391         4,183            2,802               (3,788)
  Payables and accrued liabilities..................    (36,231)       13,924           12,125               39,748
  Accrued merger and related costs..................         --       (10,019)          12,730                   --
                                                       --------      --------         --------             --------
Net cash (used in) provided by operating
  activities........................................    (30,511)       10,062           33,624               16,866
                                                       --------      --------         --------             --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures................................    (42,481)      (42,569)         (13,067)             (42,103)
Investments in and advances to affiliates...........         --           886              351                 (653)
Acquisitions, net of cash acquired..................    (24,110)      (25,564)          (2,998)               2,554
Disposal of fixed assets............................     33,747         5,082               --                   --
Other...............................................     (1,093)         (279)             706                3,056
                                                       --------      --------         --------             --------
Net cash used in investing activities...............    (33,937)      (62,444)         (15,008)             (37,146)
                                                       --------      --------         --------             --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in short-term borrowings...............     22,833         2,000               --                   --
Proceeds from common stock issued...................         --            --               --               42,160
Long-term obligations issued........................      8,016        81,911            1,363               18,500
Long-term obligations repaid........................    (11,513)      (34,917)          (3,332)              (4,453)
Proceeds from exercise of stock options.............      5,161        17,359            3,027                6,159
Dividends paid......................................         --            --           (1,141)              (2,252)
Repurchase of common stock..........................         --            --             (689)                (688)
Employee stock purchases............................        431            --               --                   --
Other...............................................     (1,269)          147            1,723               (1,460)
                                                       --------      --------         --------             --------
Net cash provided by financing activities...........     23,659        66,500              951               57,966
                                                       --------      --------         --------             --------
Foreign currency translation gain (loss)............     (2,304)       (1,918)              (9)               1,759
                                                       --------      --------         --------             --------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS.........    (43,093)       12,200           19,558               39,445
ADJUSTMENT DUE TO CHANGE IN YEAR-END OF
  INTERTRANS........................................         --            --               --               (3,797)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD.........     86,461        74,261           54,703               19,055
                                                       --------      --------         --------             --------
CASH AND EQUIVALENTS AT END OF PERIOD...............   $ 43,368      $ 86,461        $  74,261             $ 54,703
                                                       ========      ========         ========             ========
OTHER CASH FLOW INFORMATION:
Income taxes paid...................................   $  8,185      $ 13,282        $   5,760             $ 11,990
                                                       ========      ========         ========             ========
Interest paid.......................................   $  8,622      $  4,892        $     766             $  1,740
                                                       ========      ========         ========             ========
Noncash investing and financing activities in
  connection with acquisitions:
    Liabilities assumed.............................   $  2,189      $ 36,600        $  18,300             $ 80,966
                                                       ========      ========         ========             ========
    Common stock issued or subscribed...............   $    350      $  3,150        $   3,400             $  3,000
                                                       ========      ========         ========             ========

                See notes to consolidated financial statements.

                             FRITZ COMPANIES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                       CUMULATIVE
                                                                                                         FOREIGN
                                             ADDITIONAL     COMMON                  TREASURY STOCK      CURRENCY        TOTAL
                                              PAID-IN       STOCK      RETAINED   ------------------   TRANSLATION   STOCKHOLDERS'
                          SHARES    AMOUNT    CAPITAL     SUBSCRIBED   EARNINGS   SHARES     AMOUNT    ADJUSTMENTS      EQUITY
                          -------   ------   ----------   ----------   --------   -------   --------   -----------   ------------
                                                                      (IN THOUSANDS)
Balance, December 31,
  1993..................   29,955   $ 299     $ 60,497       3,333     $67,431     15,300   $(35,000)   $    (506)     $ 96,054
Net income..............                                                30,133                                           30,133
Foreign currency
  translation
  adjustment............                                                                                    1,759         1,759
Stock issued for
  services performed....        6       1          203                                                                      204
Common stock issued in
  public offering.......    1,150      12       42,148                                                                   42,160
Common stock issued in
  acquisition of
  companies.............      219       2        6,333                                                                    6,335
Stock options
  exercised.............      315       3        5,486                                                                    5,489
Repurchase of common
  stock.................      (18)                (688)                                                                    (688)
Common stock
  subscribed............                                    (3,333)                                                      (3,333)
Restricted stock grants
  and options...........       20                  322                                                                      322
Dividends...............                                                (2,252)                                          (2,252)
Adjustment due to change
  in year end of
  Intertrans............                                                 1,719                                            1,719
Valuation reserve on
  noncurrent marketable
  equity securities.....                                                    15                                               15
                           ------   -----     --------      ------     --------   -------   --------      -------      --------
Balance, December 31,
  1994..................   31,647     317      114,301          --      97,046     15,300    (35,000)       1,253       177,917
Net loss................                                                (8,319)                                          (8,319)
Foreign currency
  translation
  adjustment............                                                                                       (9)           (9)
Stock issued for
  services performed....        1                   29                                                                       29
Common stock issued in
  acquisition of
  companies.............       58                3,400                                                                    3,400
Stock options
  exercised.............      147       2        3,025                                                                    3,027
Repurchase of common
  stock.................      (19)                (689)                                                                    (689)
Restricted stock grants
  and options...........       24                                                                                             0
Dividends...............                                                (1,141)                                          (1,141)
                           ------   -----     --------      ------     --------   -------   --------      -------      --------
Balance, May 31, 1995...   31,858     319      120,066           0      87,586     15,300    (35,000)       1,244       174,215
Net income..............                                                25,001                                           25,001
Foreign currency
  translation
  adjustment............                                                                                   (1,918)       (1,918)
Stock issued for
  services performed....        1                   37                                                                       37
Common stock issued in
  acquisition of
  companies.............       81       1        3,149                                                                    3,150
Stock split.............   17,220     172         (172)                                                                       0
Stock options
  exercised.............      950      10       17,349                                                                   17,359
Tax benefit from
  exercise of stock
  options...............                        12,903                                                                   12,903
Retirement of treasury
  stock.................  (15,300)   (153)     (34,847)                           (15,300)    35,000                          0
Restricted stock grants
  and options...........       88                                                                                             0
                           ------   -----     --------      ------     --------   -------   --------      -------      --------
Balance, May 31, 1996...   34,898     349      118,485           0     112,587          0          0         (674)      230,747
Net income..............                                                   308                                              308
Foreign currency
  translation
  adjustment............                                                                                   (2,304)       (2,304)
Common stock issued in
  acquisition of
  companies.............      215       2          350                                                                      352
Stock options
  exercised.............      292       3        5,158                                                                    5,161
Employee Stock Purchase
  Plan..................       40                  431                                                                      431
                           ------   -----     --------      ------     --------   -------   --------      -------      --------
Balance, May 31, 1997...   35,445   $ 354     $124,424           0     $112,895         0   $      0    $  (2,978)     $234,695
                           ======   =====     ========      ======     ========   =======   ========      =======      ========

                See notes to consolidated financial statements.

                             FRITZ COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation: The consolidated financial statements include the accounts of Fritz Companies, Inc. (the Company) and all significant domestic and international companies wherein the Company has more than a 50% equity ownership or otherwise exercises control. The Company's interest in 20% to 50% owned companies are carried on the equity method. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year's financial statement presentation.

     The Company's consolidated financial statements reflect certain estimates and assumptions which affect amounts reported and disclosed in these financial statements and related notes in accordance with generally accepted accounting principles. Actual results could differ from those estimates.

     The Company changed its fiscal year-end of December 31 to a fiscal year-end of May 31, beginning with the five-month period ended May 31, 1995 (herein referenced as the "Transition Period").

     Cash and Equivalents: Cash and equivalents include demand deposits and short-term investments with original maturities of three months or less.

     Property and Equipment: Property and equipment are stated at cost. Depreciation and amortization are computed principally using the straight-line method at rates based on the estimated useful lives of assets as follows: (not in thousands)

Buildings                                 40 years
Furniture and equipment               5 - 10 years
Computer hardware and software             5 years

     Leasehold improvements are amortized over their estimated useful lives or the terms of the related lease, whichever is shorter. Certain costs related to internally developed software projects are capitalized and amortized over the expected useful life on a straight-line basis not to exceed five years, commencing when the asset is placed in service. Maintenance and repair expenditures are charged to expense when incurred.

     Intangibles: Intangibles, which include goodwill and covenants not to compete, resulted from business acquisitions and are amortized on a straight-line basis over estimated useful lives ranging from two years to forty years. The Company annually reviews its long-lived assets, including goodwill, to determine whether events and circumstances would revise estimates of asset value or usefulness. Potential impairment is evaluated on the basis of whether the asset is fully recoverable from projected, undiscounted net cash flows of the related business unit, in accordance with Statement of Financial Accounting Standards No. 121. Impairment would be recognized in operating results if a permanent diminution in value were to occur.

     Foreign Currency Translation Adjustment: Foreign assets and liabilities have been translated at current exchange rates and related revenues and expenses have been translated at average rates of exchange in effect during the year. The impact of exchange rate changes is shown as "Cumulative Foreign Currency Translation Adjustments" in stockholders' equity. Transaction gains and losses from foreign exchange transactions are included in results of operations.

     Off-Balance Sheet Risk and Concentration of Credit Risk: Financial instruments which potentially subject the Company to concentrations of credit risk are principally represented by temporary cash investments and accounts receivable. The Company places its temporary cash investments with high credit quality financial institutions or the U.S. Government and thereby limits its risk of loss.

     The Company's customer base is representative of a wide range of industries and includes customers located throughout the world. The Company had no significant concentrations of credit risk as of May 31,

                             FRITZ COMPANIES, INC.

1997 and 1996. See Notes 3 and 8 of Notes to Consolidated Financial Statements for discussion of the Company's off-balance sheet risks.

     Revenue Recognition: Revenues and expenses related to the transportation of freight are recognized at the time the freight departs the terminal of origin. This method approximates recognizing revenues and expenses when the shipment is completed. Custom brokerage revenues are recognized upon completing documents necessary for customs entry purposes. Warehouse and distribution revenue is recognized upon execution of the service provided.

     Revenue realized by the Company as an indirect carrier includes the direct carrier's charges to the Company for transporting the shipment. Revenue realized in other capacities includes only the commissions and fees charged for applicable services rendered.

     Net Revenue for air and ocean freight forwarding and the consolidation of surface transportation as an indirect carrier is determined by deducting freight consolidation and transportation costs from such revenue.

     Net Income (Loss) Per Share: Net income per common share is computed by dividing the net income by the weighted average number of common shares outstanding and common stock equivalents. Common stock equivalents are a result of outstanding stock options. For the five months ended May 31, 1995, net loss per share was based on the weighted average number of common shares outstanding (common stock equivalents of approximately 863 shares were excluded from the per share calculation because their inclusion would be anti-dilutive).

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 Earnings Per Share (FAS No. 128). FAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. FAS 128 simplifies the computation of earnings per share and is required to be adopted by the Company in the year ended May 31, 1998. The Company has not yet evaluated the effects of adopting this Statement.

     Income Taxes: The Company uses the liability method. Under this method the net deferred tax asset or liability is determined based on the tax effects of the differences between book and tax basis of various balance sheet assets and liabilities and gives current recognition to the effect of any change in tax rates and laws.

     Stock Options: In fiscal 1997, the Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (FAS 123). This statement establishes financial accounting and reporting standards for stock-based employee compensation plans and allows entities to continue measuring compensation costs for those plans using the intrinsic value based method of accounting. The Company has elected to continue to account for its stock compensation plans using the intrinsic method; therefore, no costs are reflected in the consolidated statements of operations when stock options are granted or exercised, except for options which were granted at 90% of fair value at date of grant. The Company realizes an income tax benefit from the exercise or early disposition of certain stock options. This benefit reduces current income taxes payable and increases additional paid in capital. See Note 10 of Notes to Consolidated Financial Statements.

                             FRITZ COMPANIES, INC.

NOTE 2.  PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                                        MAY 31,
                                                                 ---------------------
                                                                   1997         1996
                                                                 --------     --------
        Land...................................................  $  1,162     $  9,677
        Building and leasehold improvements....................    41,979       48,662
        Furniture and equipment................................    60,786       60,098
        Computer hardware and software.........................    61,857       50,089
        Software development in progress.......................     5,712        3,858
                                                                 --------     --------
                  Total........................................   171,496      172,384
        Less accumulated depreciation and amortization.........   (70,617)     (60,985)
                                                                 --------     --------
                  Total........................................  $100,879     $111,399
                                                                 ========     ========

     Depreciation and amortization of property and equipment amounted to $19,639 in 1997, $16,114 in 1996, $5,166 in the Transition Period and $9,967 in 1994.
Software development in progress includes internal and external costs incurred to develop software which has not been completed as of balance sheet date. During the years ended May 1997 and 1996, $2,339 and $885, respectively, represented software development project costs completed and transferred to "Computer hardware and software." The amortization expense for completed projects was approximately $1,400; $1,200; $400 and $1,000 in 1997, 1996, the
Transition Period, and 1994, respectively.

     In April 1997, the Company sold and leased back certain warehouse facilities located in North America. Net proceeds from the sale were approximately $30,700 and provided a minimal gain from the sale. The net proceeds were used to reduce short-term borrowings. See Note 3 of Notes to Consolidated Financial Statements for discussion of the Company's borrowings and obligations.

                             FRITZ COMPANIES, INC.

NOTE 3.  OBLIGATIONS AND BORROWINGS

     Short-term borrowings and long-term obligations consist of the following:

                                                                        MAY 31,
                                                                 ---------------------
                                                                   1997         1996
                                                                 --------     --------
        Short-term Borrowings..................................  $ 25,131     $  2,000
                                                                 ========     ========
        Long-term Obligations:
          6.43% Senior Notes due on April 15, 2003.............  $ 75,000     $ 75,000
          Installment obligations related to acquisitions,
             non-interest bearing, due 1996-2002 (less
             unamortized discount, based on imputed interest
             rates of 7% and 8.5% -- approximately $500 and
             $1,100 in 1997 and 1996, respectively)............    15,403       18,768
             Term note payable due in installments through
               2005, non-interest bearing......................     2,379        2,761
          Bank obligation, bearing interest at prime rate plus
             1.5%, payable in monthly installments of $83
             through November 1997 and March 1998..............        --        1,145
          Note payable from bank due in installments, bearing
             interest rate at 6.5% through 2010................       794          785
          Other obligations....................................  $  3,377     $  3,560
                                                                 --------     --------
             Total long-term obligations.......................    96,953      102,019
               Less current portion............................   (12,069)     (12,514)
                                                                 --------     --------
             Net long-term obligations.........................  $ 84,884     $ 89,505
                                                                 ========     ========

     At May 31, 1997, the Company's aggregate amounts of maturing long-term obligations and borrowings for the years 1998 through 2002 were $12,100; $5,700; $2,000; $600 and $600, respectively and $75,900 thereafter. The carrying value of the Company's long-term obligations approximates their fair value.

     The Company has a $60,000 unsecured multicurrency credit facility (the Credit Facility) maturing December 1998. As of May 31, 1997, the balance outstanding under the Credit Facility was $20,500 and the weighted average of the floating interest rates as of that date were 6.5%. At May 31, 1997 and 1996, the Company was contingently liable for letters of credit of $16,200 and $34,000, respectively; thereby reducing the Company's borrowing capacity under the Credit Facility.

     In April 1997, the Company sold and leased back certain warehouse facilities. Net proceeds from the sale were used to reduce the Credit Facility balance. Concurrently, the Credit Facility was amended to adjust certain financial covenants and the total amount of the Credit Facility was reduced from $80,000 to $60,000.

     The Company is required to comply with certain financial covenants regarding leverage, fixed charge coverage and current ratios among other covenants and restrictions, all of which include cross default provisions.

     Information regarding the Company's bank lines is as follows:

                                                 TWELVE MONTHS
                                                 ENDED MAY 31,      FIVE MONTHS      TWELVE MONTHS
                                               -----------------   ENDED MAY 31,   ENDED DECEMBER 31,
                                                1997      1996         1995               1994
                                               -------   -------   -------------   ------------------
Maximum amount outstanding during period.....  $55,120   $60,000      $ 3,000           $ 30,250
Average amount outstanding during period.....  $29,669   $23,282      $   172           $ 10,314
Weighted average interest rate during
  period.....................................     5.8%      6.1%         6.5%               5.6%

                             FRITZ COMPANIES, INC.

NOTE 4.  INCOME TAXES

     The current and deferred components of income tax expense (benefit) are as follows:

                                                 TWELVE MONTHS
                                                 ENDED MAY 31,      FIVE MONTHS      TWELVE MONTHS
                                               -----------------   ENDED MAY 31,   ENDED DECEMBER 31,
                                                1997      1996         1995               1994
                                               -------   -------   -------------   ------------------
Current
  Federal....................................  $(5,674)  $ 3,442      $ 1,100           $  8,628
  State......................................     (338)      509          351              1,481
  Foreign....................................   11,183     9,625        2,710              4,821
                                               -------   -------      -------            -------
          Total current......................    5,171    13,576        4,161             14,930
                                               -------   -------      -------            -------
Deferred
  Federal....................................   (5,446)    1,466       (7,387)              (456)
  State......................................     (363)      313       (1,049)               113
  Foreign....................................      804    (1,893)         137                802
                                               -------   -------      -------            -------
          Total deferred.....................   (5,005)     (114)      (8,299)               459
                                               -------   -------      -------            -------
Total........................................  $   166   $13,462      $(4,138)          $ 15,389
                                               =======   =======      =======            =======

     Sources of income (loss) before income taxes are as follows:

                                                TWELVE MONTHS
                                                ENDED MAY 31,       FIVE MONTHS      TWELVE MONTHS
                                              ------------------   ENDED MAY 31,   ENDED DECEMBER 31,
                                                1997      1996         1995               1994
                                              --------   -------   -------------   ------------------
Domestic....................................  $(33,768)  $12,617     $ (20,341)         $ 24,221
Foreign.....................................    34,242    25,846         7,884            21,301
                                               -------   -------       -------           -------
Total.......................................  $    474   $38,463     $ (12,457)         $ 45,522
                                               =======   =======       =======           =======

     The following provides a reconciliation of the statutory federal income tax rate and provision (benefit) to the effective income tax rate and provision (benefit):

                                                                                         TWELVE MONTHS
                                                                       FIVE MONTHS           ENDED
                                   TWELVE MONTHS ENDED MAY 31         ENDED MAY 31,       DECEMBER 31,
                               -----------------------------------   ----------------   ---------------
                                1997        %       1996       %      1995       %       1994       %
                               -------   -------   -------   -----   -------   ------   -------   -----
Statutory federal income tax
  expense (benefit)..........  $(2,534)   (534.6)  $13,462    35.0   $(4,236)   (34.0)  $15,478    34.0
Increases (decreases)
  resulted from:
  Foreign taxes lower than
     federal rate............    3,241     683.8    (1,314)   (3.4)     (235)    (1.9)   (1,866)   (4.2)
  State taxes on income, net
     of federal income tax
     effect..................      168      35.4       745     1.9      (979)    (7.9)    1,048     2.3
  Change in valuation
     allowance...............       --        --       (80)    (.2)      570      4.6       223      .5
  Other......................     (709)   (149.6)      649     1.7       742      6.0       506     1.1
                               -------    ------   -------    ----   -------    -----   -------    ----
Total........................  $   166      35.0   $13,462    35.0   $(4,138)   (33.2)  $15,389    33.7
                               =======    ======   =======    ====   =======    =====   =======    ====

                             FRITZ COMPANIES, INC.

     The significant components of net deferred income tax assets are as follows:

                                                                         MAY 31,
                                                                    ------------------
                                                                     1997        1996
                                                                    -------     ------
        Deferred income tax assets:
        Current:
          Compensated absences....................................  $ 1,650     $1,849
          Net operating loss carryforward.........................      919         --
          Capital loss carryforward...............................      600        713
          Allowance for doubtful accounts.........................    5,578      2,150
          Elimination of duplicate information systems and
             facilities...........................................      484      1,630
          Other reserves and accruals.............................    1,888      1,739
                                                                    -------     ------
          Subtotal................................................   11,119      8,081
        Less: valuation allowance.................................     (600)      (713)
                                                                    -------     ------
                  Total current deferred income tax assets........   10,519      7,368
                                                                    -------     ------
        Noncurrent:
          Deferred compensation...................................    1,529      1,064
          Other reserves and accruals.............................    2,299        663
                                                                    -------     ------
                  Subtotal........................................    3,828      1,727
                                                                    -------     ------
                  Total deferred income tax assets................   14,347      9,095
                                                                    -------     ------
        Deferred income tax liabilities:
          Depreciation and amortization...........................   (1,243)      (995)
                                                                    -------     ------
          Net deferred income tax assets..........................  $13,104     $8,100
                                                                    =======     ======

     The valuation allowance for current deferred income tax assets as of May 31, 1997 and 1996 results from capital loss carryforwards. The Company has evaluated the long-term deferred tax assets and determined no valuation allowance is required as management believes it is more likely than not the long-term deferred income tax assets will be realized in the future.

     At May 31, 1997 and 1996, the Company's general practice has been to reinvest the earnings of its foreign subsidiaries and to repatriate those earnings when it proves advantageous to do so. Such earnings totaled $102,000 and taxes that would be paid on those earnings are approximately $16,000 at May 31, 1997.

NOTE 5.  RELATED PARTY TRANSACTIONS

     The Company leases office space from a major stockholder of the Company. Rental expense applicable to these leases was $263; $758; $284 and $550 for the years ended May 31, 1997 and 1996, the Transition Period and the year ended December 31, 1994, respectively. No minimum future rental payments are applicable under these leases as of May 31, 1997.

     In connection with the Company's U.S. customs brokerage operations, customers are required to obtain surety bonds. The Company places such customs bonds with Intercargo Corporation (Intercargo) and other underwriters of customs bonds. The Company's Chairman and Chief Executive Officer owns approximately 3.5% of the outstanding common stock of Intercargo. In 1997, 1996, the Transition Period and 1994 the Company placed approximately $4,400; $2,800; $271 and $598, respectively, of insurance business with Intercargo and received approximately $373; $251; $43 and $72, respectively, in insurance commissions and fees from Intercargo. The Company believes the amounts paid and received are substantially the same as the Company would have incurred and realized from other third parties.

                             FRITZ COMPANIES, INC.

     The Company paid premiums until 1992 on life insurance policies on the Company's Chief Executive Officer, though the Company is not the beneficiary. Such cumulative premium payments, which approximate surrender value, of $1,400 at May 31, 1997 and 1996, are included in other assets. The premiums will be refunded by the beneficiary upon death of the insured or cancellation of the policies, whichever comes first. The Company has no future obligation to pay premiums on these policies.

NOTE 6.  COMMITMENTS

     The Company leases office and warehouse space and computer and other office equipment from third parties, including certain operating leases financed by special purpose entities, under operating leases expiring through 2007. Minimum future rental payments by the Company as of May 31, 1997 are as follows:

                                                       RENTAL      SUBLEASE     NET RENTAL
        YEAR ENDING MAY 31,                           PAYMENTS      INCOME       PAYMENTS
        -------------------                           --------     --------     -----------
        1998........................................  $ 34,377      $1,443       $  32,934
        1999........................................    25,216       1,093          24,123
        2000........................................    19,526         433          19,093
        2001........................................    15,388         283          15,105
        2002 and thereafter.........................    48,645         592          48,053
                                                      --------      ------        --------
                  Total.............................  $143,152      $3,844       $ 139,308
                                                      ========      ======        ========

     Net rental expense from these leases was as follows:

                                          TWELVE MONTHS
                                          ENDED MAY 31,      FIVE MONTHS      TWELVE MONTHS
                                        -----------------   ENDED MAY 31,   ENDED DECEMBER 31,
                                         1997      1996         1995               1994
                                        -------   -------   -------------   ------------------
        Gross rental expense..........  $42,834   $37,547      $11,548           $ 21,724
        Less sublease rental income...   (2,336)   (1,630)      (1,014)            (1,567)
                                        -------   -------      -------            -------
        Net rental expense............  $40,498   $35,917      $10,534           $ 20,157
                                        =======   =======      =======            =======

NOTE 7.  ACQUISITIONS

     Purchases: In 1997, the Company acquired assets and the remaining interests in several freight forwarding companies for an aggregate purchase price of approximately $10,000 consisting of cash of $8,600 and payable obligations of $1,400. Relative to total current year acquisitions, the Company acquired current assets of approximately $2,300; fixed assets of approximately $1,300 and assumed liabilities, which are primarily current in nature, of approximately $2,200. Intangible assets of approximately $8,200 were recorded in connection with those acquisitions which are amortized on a straight line basis. The remainder was recorded to eliminate the Company's minority interest payable.

     In 1996, the Company acquired 16 (not in thousands) freight forwarding/customs brokers, and purchased interests in 13 (not in thousands) companies for an aggregate purchase price of $37,100 consisting of cash of approximately $27,100 and net obligations payable of approximately $10,000. Relative to these acquisitions, the Company acquired current assets of approximately $33,900, fixed assets of approximately $10,900; non-current assets of approximately $4,700; current liabilities of approximately $31,700 and non-current liabilities of approximately $4,900.

     The Company entered into certain acquisition agreements which have provisions regarding contingent future payments. As of May 31, 1997, approximately $14,100 of such future contingent payments exist which have not been recorded by the Company and are dependent upon full achievement of specified net revenue or pretax income levels.

                             FRITZ COMPANIES, INC.

     Intangible assets, including goodwill and covenants not to compete, totaling approximately $24,600 and $24,200 were recorded in 1997 and 1996, respectively, in connection with current and previous acquisitions. Cash payments made during 1997 of $24,100 represent acquisitions made during the year, net of cash received; payments to reduce acquisition debt payable; and payments related to contingent purchase price. Amortization expense for intangible assets was approximately $4,700; $4,000; $1,400 and $2,700 in 1997, 1996, the Transition Period, and 1994, respectively.

     The purchase method of accounting was used for all acquisitions, except the merger with Intertrans as discussed below. The operations of acquired companies are reflected in the Company's consolidated financial statements from the respective dates of acquisition.

     Pooling of Interests: On May 30, 1995, the Company merged with Intertrans Corporation (Intertrans), a provider of international air freight and ocean freight forwarding, customs brokerage, and other consulting and transportation services. The majority of Intertrans' business related to freight forwarding from the United States to overseas destinations. In the merger, each outstanding share of Intertrans common stock was converted to a right to receive .365 of a share of the Company's common stock. This merger was accounted as a pooling of interests. Accordingly, consolidated financial statements for periods prior to the business combination have been restated to include the results of operations, financial position and cash flows of Intertrans.

     Results of operations for the separate companies and the combined amounts presented in the accompanying consolidated financial statements are as follows:

                                                    FIVE MONTHS
                                                   ENDED MAY 31,             TWELVE MONTHS
                                              ------------------------     ENDED DECEMBER 31,
                                                1995                              1994
                                              --------        1994         ------------------
                                                           -----------
                                                           (UNAUDITED)
        Gross Revenue:
          Fritz Companies, Inc............    $260,449      $ 166,297          $  515,969
          Intertrans Corporation..........     139,797        192,658             452,156
          Adjustments.....................          --        (85,491)           (194,736)
                                              --------       --------            --------
          Combined........................    $400,246      $ 273,464          $  773,389
                                              ========       ========            ========

        Net Revenue:
          Fritz Companies, Inc............    $124,120      $  80,551          $  245,448
          Intertrans Corporation..........      41,562        107,167             257,420
          Adjustments.....................          --        (71,755)           (170,285)
                                              --------       --------            --------
          Combined........................    $165,682      $ 115,963          $  332,583
                                              ========       ========            ========

        Net Income (Loss):
          Fritz Companies, Inc............    $ (1,568)     $   4,027          $   19,571
          Intertrans Corporation..........      (6,751)         4,017              10,562
                                              --------       --------            --------
          Combined........................    $ (8,319)     $   8,044          $   30,133
                                              ========       ========            ========

     Prior to the merger, the Company's fiscal year ended on December 31. Intertrans' financial statements for the five months ended May 31, 1995 and twelve months ended October 31, 1994 were combined with the Company's financial statements for the five months ended May 31, 1995 and the twelve months ended December 31, 1994.

                             FRITZ COMPANIES, INC.

     There were no significant transactions between the Company and Intertrans prior to the merger which required elimination. To conform with accounting policies of the Company, revenue and freight consolidation costs of Intertrans were reduced so pass-through amounts paid as an agent for ocean freight, foreign collect freight, customs duty, and other similar services were not included in the Consolidated Statements of Operations.

     Retained earnings, cash and cash equivalents and certain balance sheet accounts were adjusted for the year ended December 31, 1994 to include Intertrans' results of operations, financial position and cash flows for the two months ended December 31, 1994. The Intertrans' activity for the two months ended December 31, 1994 included:

        Gross revenues.....................................................  $50,000
        Net revenues.......................................................   14,600
        Net income before extraordinary items..............................    1,700
        Net income.........................................................    1,700

     In connection with this merger, the Company recorded merger and related costs in May 1995, which included transaction costs of $3,300 and $26,700 of various costs related to combining the operations. The transaction costs consist of fees for investment bankers, attorneys, accountants, financial printing and other related charges. Costs of combining the operations included elimination of duplicate information systems and facilities (including cancellation of leases), severance and outplacement of approximately .18 terminated employees, effect of certain contractual obligations, and other costs related to the merger. At May 31, 1995, the balance remaining in accrued liabilities was approximately $12,500.

     In 1996, the Company recorded additional merger and related costs of $14,600 associated with the Intertrans merger including approximately $2,800 representing additional severance payments as a result of the Company's decision to eliminate approximately .2 additional employees at all levels in the Company. As of May 31, 1997, the total severance has been paid. The merger and related costs also included the elimination of duplicate facilities, integration of information systems, cancellations of certain contractual obligations and the write-off of certain pre-merger receivables. As of May 31, 1997 and 1996, approximately $1,400 and $2,700, respectively, was included in accrued liabilities for merger and related costs.

     The number of shares of common stock issued by the Company in connection with acquisitions are as follows:

                1997.............................................  215 shares
                1996.............................................  81 shares
                Transition Period................................  43 shares
                1994.............................................  219 shares

NOTE 8.  CONTINGENCIES

     The Company is party to routine litigation incident to its business, primarily claims for goods lost or damaged in transit or improperly shipped. Most of the lawsuits in which the Company is the defendant are covered by insurance and are being defended by the Company's insurance carriers.

     In 1996, a total of six complaints were filed (three in federal court and three in state court of California) against the Company and certain of its directors and officers, purporting to be brought on behalf of a class of purchasers of the Company's stock between August 28, 1995 and July 23, 1996. The complaints allege various violations of Federal Securities law and California Corporate Securities law in connection with prior disclosures made by the Company and seeks unspecified damages.

                             FRITZ COMPANIES, INC.

     Three of the class action suits filed against the Company in state court were dismissed with prejudice by the Superior Court of California for the County of San Francisco on grounds the claims asserted the California Corporate Securities law and common law fraud were not legally tenable. One of the cases dismissed is being appealed. The three cases filed in federal court, now consolidated to a single case, remain pending.

     The Company is unable to predict the ultimate outcome of the suits and it is possible the outcome could have a significant adverse impact on the Company's future consolidated results of operations. However, the Company believes the ultimate outcome of these matters will not have a significant adverse impact on the Company's consolidated financial position.

NOTE 9.  BUSINESS SEGMENT INFORMATION

     The Company operates in the international freight forwarding industry, which encompasses customs brokerage, airfreight and ocean freight forwarding, and warehousing and distribution. No single customer accounted for 10 percent or more of consolidated revenue.

     Certain information regarding the Company's operations by geographic areas is summarized below:

                                                                               OTHER
                                       NORTH AMERICA   FAR EAST    EUROPE      AREAS      TOTAL WORLDWIDE
                                       -------------   --------   --------   ----------   ---------------
Revenues:
  1997...............................    $ 642,612     $300,395   $180,490    $ 33,273      $ 1,156,770
  1996...............................      613,729      264,394    145,440      20,295        1,043,858
  1995(a)............................      269,744       63,405     60,270       6,827          400,246
  1994...............................      527,699      140,411     95,750       9,529          773,389
Income (Loss) from Operations:
  1997...............................    $ (20,381)    $ 16,131   $  7,068    $     40      $     2,858
  1996(b)............................       15,922       11,489      8,621       2,627           38,659
  1995(a), (b).......................      (18,905)       3,773      2,504         260          (12,368)
  1994...............................       26,777       13,422      4,394       1,616           46,209
Identifiable Assets:
  1997...............................    $ 456,075     $123,576   $119,829    $ 24,036      $   723,516
  1996...............................      490,139       98,431    110,026      34,866          733,462
  1995(a)............................      427,713       63,256     58,749      26,980          576,698
  1994...............................      410,459       54,764     22,314      43,273          530,810

---------------

(a) As of and for the five months ended May 31, 1995.

(b) Includes approximately $14,600 and $30,000 in 1996 and 1995, respectively, of merger and related costs as discussed in Note 7 of Notes to Consolidated Financial Statements.

NOTE 10.  COMMON STOCK

     In October 1992, the Company established the 1992 Omnibus Equity Incentive Plan ("1992 Plan"), pursuant to which an aggregate of 1,520 shares of common stock was reserved for issuance to key employees of the Company. The 1992 Plan was amended to increase the number of shares available for award by an additional 1,520 and 1,500 shares of common stock in May 1994 and October 1996, respectively. The 1992 Plan permits awards of non-qualified stock options and incentive stock options within the meaning of Section 422 of the Internal Revenue Code, as well as stock appreciation rights, restricted stock, and performance awards entitling the recipient to receive cash or common stock in the future following attainment of performance goals determined by the committee administering the 1992 Plan.

                             FRITZ COMPANIES, INC.

     The majority of options granted under the Company's 1992 Plan are exercisable one-third each on the day after the first, second and third anniversary of the original grant. The majority of restricted stock vests 100% on the day after the fifth or seventh anniversary of the original grant. Both options and stock were granted at a price equal to fair market value on the respective dates of grant except for 240 shares of options which were granted at 90% of fair market value at date of grant. Total stock-based compensation expense of approximately $3,300; $917; $67 and $160 was recorded in 1997, 1996, the Transition Period and 1994, respectively.

     Each employee stock option assumed by the Company under the Intertrans merger agreement will continue to have and be subject to, the same terms and conditions set forth in the relevant Intertrans stock option plans. The Intertrans plans required stock options granted to key employees be at a price not less than the stock's fair market value on the respective dates of grant. The majority of options granted are exercisable one-third after first anniversary date of the grant, two-thirds after two years and are fully exercisable three years from date of grant. No options have been granted under this plan since the merger on May 30, 1995.

     Effective February 1993, the Company adopted the Non-Employee Director Restricted Stock Plan (Director Plan) with an aggregate of 50 shares of common stock for issuance to outside directors as a portion of their annual compensation, which vest six months from date of grant. Shares issued to outside directors under the Director Plan were approximately 2.5 and none during 1997 and 1996, respectively. Separately, approximately 1.2 restricted shares were granted in 1996 to non-employee directors under the 1992 Plan and vest three years from date of grant.

     The Company adopted FAS 123 and exercised the election to continue to apply the provisions of APB 25 to its stock option plans. Accordingly, compensation expense has only been recognized in the Consolidated Statements of Operations in connection with the shares related to options granted at 90% of fair market value on the respective dates of grant. Compensation expense was $161; $161; $67; and $160 in 1997, 1996, the Transition Period and 1994, respectively. Had compensation expense of the Company's stock-based compensation plans been determined using the fair value based method described in FAS 123 in 1997 and 1996, the Company's pro forma net income and earnings per share would have been:

                                                                    YEAR ENDED MAY 31,
                                                                    -----------------
                                                                    1997       1996
                                                                    -----     -------
        Net Income (loss):
          As reported.............................................  $ 308     $25,001
          Pro forma(1)............................................  $(192)    $24,614
                                                                    -----     -------
        Net income (loss) per share:
          Primary and fully diluted
             As reported..........................................  $ .01     $   .70
             Pro forma(1).........................................  $(.01)    $   .69
                                                                    -----     -------

---------------

(1) The pro forma amounts noted above only reflect the effects of stock-based compensation grants made in fiscal year 1997 and 1996. Because stock options are granted each year and generally vest over three years, these pro forma amounts may not reflect the full effect of applying the fair value method established by FAS 123 if all outstanding stock option grants were evaluated under this method. Accordingly, the disclosure is not likely to be representative of the effects on pro forma net income or earnings per share for future years.

                             FRITZ COMPANIES, INC.

     The fair value of each option grant is estimated based on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                        TWELVE MONTHS
                                                                        ENDED MAY 31,
                                                                       ---------------
                                                                       1997      1996
                                                                       -----     -----
        Expected volatility..........................................  40.00%    40.00%
        Risk-free interest rates for terms of:
          2 years....................................................   6.45%     5.84%
          3 years....................................................   6.60%     5.95%
          4 years....................................................   6.66%     6.01%
        Dividend yield...............................................      0         0
        Expected option life in years (not thousands)................      1         1

     Stock option activity for 1997, 1996, Transition Period and 1994 was as follows:

                                      TWELVE MONTHS ENDED
                                            MAY 31,              FIVE MONTHS          TWELVE MONTHS
                                      -------------------       ENDED MAY 31,       ENDED DECEMBER 31,
                                       1997         1996            1995                   1994
                                      ------       ------       -------------       ------------------
Outstanding, beginning of period....   2,135        1,680            1,654                 1,437
Stock split.........................      --        1,119               --                    --
Granted.............................     300          327              199                   575
Canceled............................    (761)         (64)             (26)                  (43)
Exercised...........................    (165)        (927)            (147)                 (315)
                                      ------       ------            -----                 -----
Outstanding, end of period..........   1,509        2,135            1,680                 1,654
                                      ======       ======            =====                 =====
Options exercisable.................   1,137        1,228
                                      ======       ======
Restricted stock activity:
Outstanding, beginning of period....     320           56               32                    12
Stock split.........................      --           55               --                    --
Granted.............................      69          212               24                    20
Canceled............................     (17)          (3)              --                    --
                                      ------       ------            -----                 -----
Outstanding, end of period..........     372          320               56                    32
                                      ======       ======            =====                 =====
Restricted stock exercisable........      67            3
                                      ======       ======
Weighted Average Exercise Price:
Outstanding, beginning of period....  $16.96       $14.04          $ 11.68                $ 9.98
Granted.............................    8.86        25.42            28.36                 14.08
Canceled............................   21.68        18.80            13.90                 13.18
Exercised...........................   14.21        11.54             8.49                  8.03
Outstanding, end of period..........   13.25        16.96            14.04                 11.68
Weighted average fair value of
  options granted...................  $ 3.17       $ 9.80
                                      ======       ======

                             FRITZ COMPANIES, INC.

     The relevant information regarding stock options outstanding at May 31, 1997:

                                                                                          OPTIONS
                                     OPTIONS OUTSTANDING                                EXERCISABLE
                    ------------------------------------------------------     ------------------------------
                       NUMBER        WEIGHTED AVERAGE                             NUMBER
    RANGE OF        OUTSTANDING         REMAINING         WEIGHTED AVERAGE     EXERCISABLE      WEIGHTED AVG.
 EXERCISE PRICE     MAY 31, 1997     CONTRACTUAL LIFE      EXERCISE PRICE      MAY 31, 1997    EXERCISE PRICE
----------------    ------------     ----------------     ----------------     ------------     -------------
$  6.85 to  8.05          244            5.3 years             $ 7.49                241           $  7.48
   8.12 to 11.88          312            9.3 years               8.67                 43             10.40
  12.04 to 13.50          420            6.6 years              12.04                420             12.04
  13.63 to 15.00          282            6.8 years              14.78                271             14.78
  15.07 to 26.38          112            7.4 years              20.24                 60             18.84
  28.63 to 36.12          139            7.8 years              28.64                102             28.65
                        -----                                                    -------
$  6.85 to 36.12        1,509            7.1 years             $13.25              1,137           $ 13.51
================        =====            =========             ======            =======           =======

     The number of shares available for issuance under the 1992 Plan as of May 31, 1997 was 1,800 shares.

     On April 25, 1997, the Company conducted a discretionary repricing exchange program for all options issued under the 1992 Omnibus Equity Incentive Plan, other than those issued to certain senior officers. Options issued under Intertrans stock option plans were not eligible for repricing. Under the terms of the program, option holders could elect to exchange outstanding options for half of that number of options at an option price equal to fair market value on April 25, 1997. Fair market value as of that date was $8.13 per share. A total of 482 previously issued options were exchanged for 241 new options issued in connection with the program.

     The Company initiated a three-year stock retention program whereby selected managers and administrative personnel were awarded a total of 33 shares effective September 1, 1996, at no cost to the employee. The employees receiving the stock award would be entitled to additional annual stock grants in 1997 and 1998, provided they maintain employee status as of July 31, 1997 and 1998.

     Under FAS 123 compensation expense is recognized at the fair value of the employees' awards, which was estimated using the Black-Scholes option-pricing model with the following assumptions: expected volatility -- 40%; weighted average risk-free interest rate -- 5.60%; dividend yield -- zero; and purchase term -- zero years from the vest date. The difference between the compensation expense under FAS 123 and actual compensation expense recorded is included in the calculation of the pro forma net income and earnings per share provided above.

     Effective July 1, 1996 the Company adopted an Employee Stock Purchase Plan
(ESPP). A maximum of 200 shares of common stock shall be available for issuance pursuant to the ESPP. To be eligible to participate in the Plan an employee must have completed one year of service and have been scheduled to work more than twenty hours per week. Certain highly compensated employees may be excluded from participation at the discretion of the Audit and Compensation Committee of the Board of Directors.

     The ESPP provides the stock price be the lower of 100% of market value on the business day preceding the first day of the quarter in which the stock is purchased or 90% of the average closing price on the pre-set, quarterly purchase date. Approximately 8.2% of eligible employees have participated in the Plan since its inception. During 1997 the Company sold 40 shares at a weighted average issue price of $11.06.

     Under FAS 123, compensation expense is recognized for the fair value of the employees' purchase rights if the discount from market price is greater than 5%. This was estimated using the Black-Scholes option-pricing model with the following assumptions for 1997: expected volatility -- 40%; weighted average risk-free interest rate -- 6%; dividend yield -- zero; and purchase term -- 3 months. The weighted average fair value of

                             FRITZ COMPANIES, INC.

those purchase rights granted in 1997 was $88. This compensation cost has been included in calculating the pro forma net income and earnings per share provided above.

NOTE 11.  TRANSITION PERIOD

     During 1995, the Company changed its fiscal year-end from December 31 to May 31, beginning with the five month period ended May 31, 1995. The results of operations for the unaudited comparable five month period ended May 31, 1994 were:

Revenue                      $273,500
Net revenue                   116,000
Income from operations         12,000
Income taxes                    4,100
Net income                      8,000
Net income per share         $   0.26

     Weighted average shares outstanding were 30,600 shares.

NOTE 12.  RETIREMENT PLAN

     The Company has a 401(k) retirement plan covering substantially all U.S. employees. The Company has recorded matching contributions in the amount of $594; $540; $218 and $449 in 1997, 1996, Transition Period and 1994,
respectively.

NOTE 13.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table sets forth selected quarterly financial data for the twelve months ended May 31, 1997 and 1996:

                                                             THREE MONTHS ENDED
                                             ---------------------------------------------------
                                             AUGUST 31,   NOVEMBER 30,   FEBRUARY 28,   MAY 31,
                                                1996          1996           1997         1997
                                             ----------   ------------   ------------   --------
        Revenue............................   $ 270,490     $306,464       $270,341     $309,475
        Net revenue........................     129,717      130,777        117,971      130,906
        Income (loss) from operations......      12,363       14,699        (24,728)         524
        Net income (loss)..................       7,791        9,255        (16,831)          93
        Net income (loss) per share --
          primary..........................         .22          .26           (.48)          --
        Net income (loss) per share
          -- fully diluted.................         .22          .26           (.48)          --

                             FRITZ COMPANIES, INC.

                                                             THREE MONTHS ENDED
                                             ---------------------------------------------------
                                             AUGUST 31,   NOVEMBER 30,   FEBRUARY 29,   MAY 31,
                                                1995          1995         1996(A)      1996(B)
                                             ----------   ------------   ------------   --------
        Revenue............................   $ 266,366     $276,102       $241,096     $260,294
        Net revenue........................     115,704      118,995        103,811      119,058
        Income (loss) from operations......      18,899       19,422          5,567       (5,229)
        Net income (loss)..................      12,596       12,672          3,154       (3,421)
        Net income (loss) per share --
          primary..........................        0.36         0.36           0.09         (.10)
        Net income (loss) per share
          -- fully diluted.................        0.36         0.36           0.09         (.10)

---------------

(a) Revenue, net revenue, operating expenses and net income for the third quarter of 1996 are presented net of adjustments to the previously reported figures. The adjustments were to decrease revenue, net revenue and net income by approximately $33,200; $14,900 and $7,100 , respectively. Included in the adjustments were approximately $4,600 of additional merger and related costs. See Note 7 of Notes to Consolidated Financial Statements for additional discussion.

(b) The fourth quarter reflects additional charges relating to merger and related costs for approximately $10,000. See Note 7 of Notes to Consolidated Financial Statements for additional discussion.

NOTE 14.  SUBSEQUENT EVENT

     On June 18, 1997, the Company entered into a term loan facility agreement totaling $13,900 (converted from Singapore dollars) with Standard Chartered Bank (the Bank) to finance its new logistics center in Singapore. The loan matures five years from the date of the agreement, has eight scheduled quarterly payments beginning thirty-nine months from the date of the agreement, bears an interest rate equivalent to the Singapore Interbank Offer Rate (SIBOR) plus 50 to 75 basis points depending on the amount borrowed, and is collateralized by certain property owned by the Company. The proceeds from this loan will be used principally to reduce short-term borrowings which were incurred in connection with the construction of the facility. The agreement includes certain provisions which allow the Bank to accelerate the maturity of any balance outstanding if the Bank determines its position has been adversely affected by changes in the Company's financial position or global economy.

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Fritz Companies, Inc.:

     We have audited the accompanying consolidated balance sheets of Fritz Companies, Inc. and subsidiaries as of May 31, 1997 and May 31, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended May 31, 1997 and 1996, the five months ended May 31, 1995 and the year ended December 31, 1994. In connection with our audits of the consolidated financial statements, we also audited the related consolidated Financial Statement Schedule II as of and for the years ended May 31, 1997 and 1996, the five months ended May 31, 1995 and the year ended December 31, 1994. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fritz Companies, Inc. and subsidiaries as of May 31, 1997 and 1996, and the results of their operations and their cash flows for the years ended May 31, 1997 and 1996, the five months ended May 31, 1995 and the year ended December 31, 1994, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG PEAT MARWICK LLP

San Francisco, California
July 16, 1997

                             FRITZ COMPANIES, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
           FOR THE YEARS ENDED MAY 31, 1997 AND 1996, THE FIVE MONTHS
          ENDED MAY 31, 1995 AND FOR THE YEAR ENDED DECEMBER 31, 1994

                                              BALANCE                      NET WRITE-OFFS        BALANCE AT
                                             BEGINNING      CHARGES      CHARGED TO RESERVES        END
                                             OF PERIOD     TO INCOME          AND OTHER          OF PERIOD
                                             ---------     ---------     -------------------     ----------
                                                                     (IN THOUSANDS)
For the Year Ended May 31, 1997
Allowance for doubtful accounts............   $ 6,401       $23,786            $(7,895)           $ 22,292
                                               ======       =======            =======             =======

For the Year Ended May 31, 1996
Allowance for doubtful accounts............   $ 4,512       $ 5,583            $(3,694)           $  6,401
                                               ======       =======            =======             =======

For the Five Months Ended May 31, 1995
Allowance for doubtful accounts............   $ 3,674       $ 1,895            $(1,057)           $  4,512
                                               ======       =======            =======             =======

For the Year Ended December 31, 1994
Allowance for doubtful accounts............   $ 2,170       $ 2,210            $  (706)           $  3,674
                                               ======       =======            =======             =======

                                 EXHIBIT INDEX

  EXHIBIT                                                                                  PAGE
  -------                                                                                  -----
   2.1       Agreement and Plan of Reorganization entered by and among the Registrant,
             Fritz Air Freight and Intertrans Corporation and Amendment No. 1 thereto dated as of April 12, 1995. (Incorporated by reference to Exhibit 2.1 to
             Form 8-K dated February 14, 1995 filed on or about February 21, 1995 and to
             Appendix A to the Joint Proxy Statement/Prospectus filed on or about April
             13, 1995, respectively.)....................................................
   3.1       Registrant's Restated Certificate of Incorporation. (Incorporated by
             reference to Exhibit 3.1 to Registration Statement No. 33-50808, filed on
             August 17, 1992.)...........................................................
   3.2       Registrant's Bylaws, as heretofore amended. (Incorporated by reference to
             Exhibit 3.2 to Registration Statement No. 33-50808, filed on August 17,
             1992.)......................................................................
   3.2.1     Amendment to Article II, Section 1(b) of Registrant's By Laws. (Incorporated
             by reference to Exhibit 3.2.1 to Registration Statement No. 33-50808, filed on August 17, 1992.)........................................................
   4.1       Specimen certificate of Registrant's Common Stock. (Incorporated by reference to Exhibit 4.1 to Registration Statement No. 33-50808, filed on
             August 17, 1992.)...........................................................
  10.1       Multicurrency Credit Agreement among the Registrant, several financial
             Institutions which are from time to time parties to this Agreement
             (collectively, the "Banks"; individually, a "bank"), and Bank of America
             National Trust and Savings Association, as letter of credit issuing bank, swingline bank, and agent for the Banks dated as of December 15, 1995.
             (Incorporated by reference to Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended February 29, 1996)............................................
  10.1.1     First Amendment to First Amended and Restated Credit Agreement between
             Registrant and Bank of America National Trust and Savings Association dated as of September 23, 1994. (Incorporated by reference to Exhibit 10.1.1 to
             Form 10-Q for the quarter ended September 30, 1994.)........................
  10.1.2     Third Amendment to First Amended and Restated Credit Agreement between
             Registrant and Bank of America National Trust and Savings Association dated as of August 30, 1995. (Incorporated by reference to Exhibit 10.1.2 to Form
             10-Q for the quarter ended August 31, 1995.)................................
  10.1.3     Fourth Amendment to First Amended and Restated Credit Agreement between
             Registrant and Bank of America National Trust and Savings Association dated as of September 14, 1995. (Incorporated by reference to Exhibit 10.1.3 to
             Form 10-Q for the quarter ended August 31, 1995.)...........................
  10.1.4     Third Amendment to Multicurrency Credit Agreement between Registrant and
             Bank of America National Trust and Savings Association dated as of February
             28, 1997. (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended February 28, 1997.)...........................................
  10.2       Credit Agreement between Registrant and Bank of America National Trust and
             Savings Association dated as of December 15, 1995. (Incorporated by reference to Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended
             February 29, 1996)..........................................................
  10.3       First Amendment to Credit Agreement between Registrant and Bank of America
             National Trust and Savings Association dated as of February 28, 1996.
             (Incorporated by reference to Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended February 29, 1996)............................................
  10.4       Service Agreement dated February 25, 1992 between Federal Express
             Corporation and the Registrant. (Incorporated by reference to Exhibit 10.4 to Registration Statement No. 33-50808, filed on August 17, 1992.)..........
  10.5       Customs Brokerage Service Agreement dated February 28, 1992 between Federal
             Express Corporation and the Registrant. (Incorporated by reference to
             Exhibit 10.5 to Registration Statement No. 33-70674, filed October 22,
             1993.)*.....................................................................
  10.6       Subchapter S Termination Agreement between Registrant and Lynn C. Fritz.
             (Incorporated by reference to Exhibit 10.6 to Registration Statement No.
             33-50808, filed on August 17, 1992.)........................................
  10.7       Form of Indemnification Agreement between Registrant and Lynn C. Fritz.
             (Incorporated by reference to Exhibit 10.7 to Registration Statement No.
             33-50808, filed on August 17, 1992.)........................................

  EXHIBIT                                                                                  PAGE
  -------                                                                                  -----
  10.8       Fritz Companies, Inc. Salary Investment and Retirement Plan, and amendments thereto. (Incorporated by reference to Exhibit 10.8 to Registration
             Statement No. 33-50808, filed on August 17, 1992.)*.........................
  10.9       1992 Omnibus Equity Incentive Plan, as amended. (Incorporated by reference to Exhibit 10.9 to Registration Statement No. 33-50808, filed on August 17,
             1992).*.....................................................................
  10.10      Contract of Sale between the Registrant and Sanjaylyn Company dated as of
             March 1, 1985. (Incorporated by reference to Exhibit 10.10 to Registration
             Statement No. 33-50808, filed on August 17, 1992.)..........................
  10.11      Employment and Deferred Compensation Agreement between the Registrant and
             Arthur J. Fritz, Sr. dated as of January 1, 1983, and amendment thereto dated as of July 31, 1989. (Incorporated by reference to Exhibit 10.11 to
             Registration Statement No. 33- 50808, filed on August 17, 1992.)............
  10.12      Lease Agreement between the Registrant and Sanjaylyn Company, dated June 14,
             1991, and Addendum to Lease Agreement dated December 1, 1991. (Incorporated by reference to Exhibit 10.12 to Registration Statement No. 33-50808, filed
             August 17, 1992.)...........................................................
  10.13      Lease Agreement between the Registrant and Sanjaylyn Company, dated July 2,
             1991. (Incorporated by reference to Exhibit 10.13 to Registration Statement
             No. 33-50808, filed on August 17, 1992.)....................................
  10.14      Memorandum Lease between Registrant and Sanjaylyn Company, effective April
             1, 1979, and Addendum to Lease Agreement, dated February 14, 1990.
             (Incorporated by reference to Exhibit 10.14 to Registration Statement No.
             33-50808, filed on August 17, 1992.)........................................
  10.15      Lease Agreement between Registrant and Sanjaylyn Company, dated February 22,
             1991. (Incorporated by reference to Exhibit 10.15 to Registration Statement
             No. 33-50808, filed on August 17, 1992.)....................................
  10.16      Nonemployee Director Restricted Stock Plan. (Incorporated by reference to
             Exhibit A to the definitive proxy materials of Registrant, filed on or about
             April 10, 1993.)*...........................................................
  10.17      Lease Agreement between Registrant and Lynn C. Fritz, dated September 1,
             1993. (Incorporated by reference to Exhibit 10.17 to Registration Statement
             No. 33-70674, filed on October 22, 1993.)...................................
  10.18      Lease Agreement between Registrant and Lynn C. Fritz, dated October 4, 1993.
             (Incorporated by reference to Exhibit 10.18 to Form 10-K for the year ended
             December 31, 1993.).........................................................
  10.19      Withdrawal Agreement between Arthur J. Fritz, Jr. and Sandra F. Davis, Lynn
             C. Fritz and Sanjaylyn Company, dated March 31, 1993. (Incorporated by reference to Exhibit 10.18 to Registration Statement No. 33-70674, filed on
             October 22, 1993.)..........................................................
  10.20      Customs Service Agreement dated February 28, 1994 between Federal Express
             Corporation and the Registrant. (Incorporated by reference to Exhibit 10.20 to Form 10-K for the year ended December 31, 1993.).........................
  10.21      Employment Agreement between Registrant and Dennis Pelino dated June 1,
             1995. (Incorporated by reference to Exhibit 10.21 to Form 10-Q for the quarter ended August 31, 1995.).............................................
  10.22      Purchase Agreement between Registrant and Gestion J.L.G., Inc. dated as of
             April 29, 1994. (Incorporated by reference to Exhibit 1.2 to Form 8-K dated
             May 2, 1994 filed on or about May 16, 1994.)................................
  10.23      Addendum to the purchase agreements between the Registrant and Gestion
             J.L.G., Inc. dated as of April 26, 1994. (Incorporated by reference to
             Exhibit 10.23 to Form 10-Q for the quarter ended September 30, 1994.).......
  10.24      Note Purchase Agreement between the Registrant and various other parties dated April 15, 1996 for $75,000,000 of 6.43% notes due April 15, 2003.
             (Incorporated by reference to Exhibit 10.24 to Form 10-K for the year ended
             May 31, 1996.)..............................................................

  EXHIBIT                                                                                  PAGE
  -------                                                                                  -----
  10.25      First Amendment dated as of July 3, 1996 among the Registrant, the several financial institutions (collectively, the "Banks"; individually, a "Bank")
             party to the Multicurrency Credit Agreement, dated as of December 15, 1995, among the Registrant, the Banks, and BANK OF AMERICA NATIONAL TRUST AND
             SAVINGS ASSOCIATION, as agent for the Banks. (Incorporated by reference to
             Exhibit 10.25 to From 10-K for the year ended May 31, 1996.)................
  10.26      Second Amendment Agreement, dated as of May 31, 1996 among the Registrant, the several financial institutions (collectively, the "Banks"; individually, a "Bank") party to the Multicurrency Credit Agreement, dated as of December
             15, 1995, as amended, among the Registrant, the Banks, and BANK OF AMERICA
             NATIONAL TRUST AND SAVINGS ASSOCIATION, as agent for the Banks.
             (Incorporated by reference to Exhibit 10.26 to Form 10-K for the year ended
             May 31, 1996)...............................................................
  10.27      Fritz Companies, Inc. Employee Stock Purchase Plan. (Incorporated by
             Reference to Exhibit 10.26 to the Registration Statement on Form S-8 No.
             33-07639) filed on July 3, 1996.............................................
  10.28      Employment and Performance Based Retention Plan between the Registrant and
             Dennis L. Pelino dated as of October 31, 1996. (Incorporated by reference to
             Exhibit 10.28 to Form 10-Q for the quarter ended November 30, 1996.)**......
  10.29      Employment between the Registrant and Ronald W. Womack dated as of October
             2, 1996. (Incorporated by reference to Exhibit 10.29 to Form 10-Q for the quarter ended November 30, 1996.)...........................................
  10.30      Term Loan Facility agreement dated June 18, 1997 between Standard Chartered
             Bank and the Registrant totaling $13.9 million (denominated in Singapore dollars), maturity is five years from date of agreement, payments are scheduled quarterly beginning thirty-nine months from the date of the agreement, interest rate equivalent to the Singapore Interbank Offer Rate
             (SIBOR) plus 50 to 70 basis points depending on the amount borrowed, and is collateralized by certain property owned by the Company.....................
  11.1       Statement regarding computation of per share earnings.......................
  22.1       Subsidiaries of the Registrant..............................................
  23.1       Consent of KPMG Peat Marwick LLP on Form S-8 Registration Statement No.
             33-57238, 33-78472, 33-93070, 333-15921 and 333-07639, and on Form S-4
             Registration Statement No. 33-70674.........................................
  27         Financial Data Schedule.....................................................

---------------
 * Indicates, as required by Item 14(a)(3), a management contract of compensatory plan required to be filed as an exhibit to this Form 10-K.

** Confidential Treatment is being requested for portions of this Exhibit.