Form 10-Q
period 1997-08-31
FRITZ COMPANIES INC
filed 1997-10-03
CIK 890662

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended AUGUST 31, 1997

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to______

                         Commission file number 0-20548


                              FRITZ COMPANIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                         94-3083515
--------------------------------                  -----------------------------
(State or other jurisdiction of                   (IRS Employer Identification
  incorporation or organization)                    Number)


         706 Mission Street, Suite 900, San Francisco, California 94103
--------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)


       Registrant's telephone number, including area code (415) 904-8360

                                 Not applicable
-------------------------------------------------------------------------------
Former name, former address and former fiscal year if changed from last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.[X] Yes [ ] No

As of  August 31, 1997 there were 35,653,000 shares of common stock outstanding.

================================================================================

                                                                      FORM 10-Q


                              FRITZ COMPANIES, INC.
                                TABLE OF CONTENTS


PART I.    FINANCIAL INFORMATION                                                                 PAGE
           Item 1.    Financial Statements:

                      Independent Accountants' Review Report                                     3

                      Condensed Consolidated Balance Sheets as of August 31,
                      1997 and May 31, 1997                                                      4

                      Condensed Consolidated Statements of Operations for the three
                      months ended August 31, 1997 and 1996                                      5

                      Condensed Consolidated Statements of Cash Flows for the three
                      months ended August 31, 1997 and 1996                                      6

                      Notes to Condensed Consolidated Financial Statements                       7


           Item 2.    Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                        8

PART II.   OTHER INFORMATION                                                                     12


SIGNATURES                                                                                       13


EXHIBIT INDEX                                                                                    14

FRITZ COMPANIES, INC.                                                 FORM 10-Q



                     Independent Accountants' Review Report



Board of Directors and Stockholders
Fritz Companies, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Fritz Companies, Inc. and subsidiaries (the Company) as of August 31, 1997, and the related condensed consolidated statements of operations and cash flows for the three months then ended included in the Company's Form 10-Q. These condensed consolidated financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Fritz Companies, Inc. and subsidiaries as of May 31, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated July 16, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 31, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.






                                                    KPMG Peat Marwick LLP



San Francisco, California
September 29, 1997

                                                                      FORM 10-Q
PART I.    FINANCIAL INFORMATION
           ITEM 1.    FINANCIAL STATEMENTS:


                              FRITZ COMPANIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)
                                   (UNAUDITED)


                                                                August 31,     May 31,
                                                                   1997         1997
                                                                ---------    ----------
                                        ASSETS
    CURRENT ASSETS:
      Cash and equivalents                                      $  44,470    $  43,368
      Accounts receivable, net of allowance for doubtful
        accounts of $23,679 in August and $22,292 in May          440,113      414,550
      Deferred income taxes                                        13,298       10,519
      Prepaid expenses and other assets                            25,657       27,978
                                                                ---------    ---------
      Total current assets                                        523,538      496,415
                                                                ---------    ---------

    PROPERTY AND EQUIPMENT - NET                                   94,551      100,879
                                                                ---------    ---------
    OTHER ASSETS:
      Intangibles, net of accumulated amortization of $17,122
        in August and $16,204 in May                              112,351      110,691
      Other assets                                                 17,192       15,531
                                                                ---------    ---------
      Total other assets                                          129,543      126,222
                                                                ---------    ---------
          TOTAL ASSETS                                          $ 747,632    $ 723,516
                                                                =========    =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES:
      Current portion of long-term obligations and short-term
        borrowings                                              $  36,664    $  37,200
      Accounts payable                                            294,592      276,228
      Accrued liabilities                                          67,559       73,094
      Income tax payable                                           10,654        7,148
                                                                ---------    ---------
      Total current liabilities                                   409,469      393,670

    LONG-TERM OBLIGATIONS                                          91,775       84,884
    DEFERRED INCOME TAXES                                           1,087        1,243
    OTHER LIABILITIES                                               9,240        9,024
                                                                ---------    ---------
          TOTAL LIABILITIES                                       511,571      488,821
                                                                ---------    ---------

    COMMITMENTS AND CONTINGENCIES

    STOCKHOLDERS' EQUITY:
      Common stock: par value $.01 per share;
      60,000 shares authorized, 35,653 shares
      issued and outstanding, (35,445 shares
      issued and outstanding in May)                                  356          354
    Additional paid-in capital                                    126,812      124,424
    Retained earnings                                             116,701      112,895
    Cumulative foreign currency translation adjustments            (7,808)      (2,978)
                                                                ---------    ---------
      Total stockholders' equity                                  236,061      234,695
                                                                ---------    ---------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 747,632    $ 723,516
                                                                =========    =========


           See accompanying independent accountants' review report and notes to condensed consolidated financial statements.

                                                                      FORM 10-Q

                              FRITZ COMPANIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)
                                   (UNAUDITED)

                                                 Three Months Ended
                                               -----------------------
                                               August 31,   August 31,
                                                  1997          1996
                                               ----------   ----------

REVENUE                                        $ 326,699    $ 270,490
FREIGHT CONSOLIDATION COSTS                      187,460      140,773
                                               ---------    ---------
NET REVENUE                                      139,239      129,717
                                               ---------    ---------

OPERATING EXPENSES:
    Salaries and related costs                    80,059       71,634
    General and administrative                    52,457       45,720
                                               ---------    ---------
      Total operating expenses                   132,516      117,354
                                               ---------    ---------

 INCOME FROM OPERATIONS                            6,723       12,363
 OTHER EXPENSE, NET                                 (868)        (377)
                                               ---------    ---------
 INCOME  BEFORE TAX EXPENSE                        5,855       11,986
 INCOME TAX EXPENSE                                2,049        4,195
                                               ---------    ---------

 NET INCOME                                    $   3,806    $   7,791
                                               =========    =========


Weighted average shares outstanding - primary     35,670       35,734
                                               =========    =========

Earnings per share - primary                   $    0.11    $    0.22
                                               =========    =========

Weighted average shares outstanding - fully
diluted                                           35,924       35,805
                                               =========    =========

Earnings per share - fully diluted             $    0.11    $    0.22
                                               =========    =========

           See accompanying independent accountants' review report and notes to condensed consolidated financial statements.

                                                                      FORM 10-Q

                              FRITZ COMPANIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)
                                   (UNAUDITED)


                                                              Three Months Ended
                                                            ----------------------
                                                            August 31,  August 31,
                                                               1997        1996
                                                            ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                             $  3,806    $  7,791
     Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
        Depreciation and amortization                          6,852       5,940
        Deferred income taxes                                 (3,107)     (1,681)
        Effect of changes in:
            Receivables                                      (25,563)    (14,119)
            Prepaid expenses and other current assets          2,321       4,723
            Payables and accrued liabilities                  18,808     (15,879)
            Accrued merger costs                                   -        (344)
                                                            --------    --------
      Net cash provided by (used in) operating activities      3,117     (13,569)
                                                            --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                    (4,387)     (9,490)
      Acquisitions, new and contingent                        (1,172)     (9,823)
      Acquisitions, debt                                      (1,661)     (2,292)
      Other                                                     (437)        681
                                                            --------    --------
      Net cash used in investing activities                   (7,657)    (20,924)
                                                            --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of long-term obligations          6,591       1,439
      Current portion of long-term obligations repaid         (2,140)     (1,461)
      Net increase in short-term borrowings                    1,305      21,000
      Proceeds from stock options exercised                       20       2,795
      Other                                                      114          31
                                                            --------    --------
      Net cash provided by financing activities                5,890      23,804
                                                            --------    --------
 Foreign currency translation effect on cash                    (248)       (183)
                                                            --------    --------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS                    1,102     (10,872)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                   43,368      86,461
                                                            --------    --------

CASH AND EQUIVALENTS AT END OF PERIOD                       $ 44,470    $ 75,589
                                                            ========    ========

OTHER CASH FLOW INFORMATION:
     Income taxes paid                                      $  1,561    $    349
                                                            ========    ========
     Interest paid                                          $    786    $  1,152
                                                            ========    ========


           See accompanying independent accountants' review report and notes to condensed consolidated financial statements.

                                                                      FORM 10-Q

                              FRITZ COMPANIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. GENERAL

         The accompanying condensed consolidated financial statements of Fritz Companies, Inc. and subsidiaries (the Company) for the three months ended August 31, 1997 and 1996 are unaudited and, in the opinion of management, contain all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the results of such periods. Certain prior year amounts have been reclassified to conform to the current year's financial statement presentation.

         The significant accounting policies followed by the Company are described in Note 1 to the audited consolidated financial statements for the year ended May 31, 1997. In accordance with SEC regulations, certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted for the purposes of the consolidated interim financial statements. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, including the notes thereto, for the year ended May 31, 1997 included in the Company's Form 10-K filed on July 31, 1997. The results of operations for the three months ended August 31, 1997 are not necessarily indicative of the results to be expected for the full year.

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (Statement 128). The statement establishes standards for the computation, presentation, and disclosure of earnings per share (EPS). It requires dual presentation of Basic EPS and Diluted EPS. Basic EPS excludes all dilution while Diluted EPS reflects potential dilution. Statement 128 is effective for financial statements for periods ending after December 15, 1997. Earlier application is not permitted. The Company does not expect adoption of this statement will have a material impact to previously reported EPS amounts.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which requires enterprises to report, by major component and in total, all changes in equity from nonowner sources; and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for a public company's operating segments and related disclosures about its products, services, geographic areas and major customers. Both standards are effective for the Company's fiscal year 1999 with earlier application permitted. The effect of adoption of these statements will be limited to the form and content of the Company's disclosures and will not impact the Company's results of operations, cash flow or financial position.


     2.  COMMON STOCK

         The increase in common stock issued and paid in capital was primarily due to shares issued upon exercise of options, restricted stock grants, and issuance of shares under the employee stock purchase plan. The weighted average price used to calculate the impact of common stock equivalents on primary earnings per share for the three months ended August 1997 was lower than the weighted average price for the same period in 1996. The lower average price resulted in fewer common stock equivalents for the three months ended August 31, 1997, as compared to the same period in 1996.

 FRITZ COMPANIES, INC.                                                FORM 10-Q


     3.  INCOME TAXES

         Income tax expense for the three months ended August 31, 1997 consisted of approximately $5.1 million of current tax provision and $3.1 million of deferred tax benefit.

     4.  ACQUISITIONS

         The Company recorded approximately $3.4 million and $8.6 million for the quarters ended August 31, 1997 and 1996, respectively, of additional purchase price relating to achievement of specified net revenue or pre-tax income levels of certain prior acquisitions. At August 31, 1997, the remaining maximum payments in connection with acquisitions providing a contingent purchase price is approximately $8.9 million. There is no certainty these businesses will achieve the revenue or profit levels to require these contingent payments.

         Net obligations recorded in relation to acquisitions were $0.3 million and $0.3 million of current and long-term obligations, respectively, for 1997 and $2.2 million and $2.7 million of current and long-term obligations, respectively, for 1996.

     5.  CONTINGENCIES

         The Company is party to routine litigation incident to its business, primarily claims for goods lost or damaged in transit or improperly shipped. Most of the lawsuits in which the Company is the defendant are covered by insurance and are being defended by the Company's insurance carriers.

         In 1996, a total of six complaints were filed (three in federal court and three in state court of California) against the Company and certain of its directors and officers, purporting to be brought on behalf of a class of purchasers of the Company's stock between August 28, 1995 and July 23, 1996. The complaints allege various violations of Federal Securities law and California Corporate Securities law in connection with prior disclosures made by the Company and seek unspecified damages.

         Three of the class action suits filed against the Company in state court were dismissed with prejudice by the Superior Court of California for the County of San Francisco on grounds the claims asserted under the California Corporate Securities law and common law fraud were not legally tenable. One of the cases dismissed is being appealed. The three cases filed in federal court, now consolidated to a single case, remain pending. On September 12, 1997, the Company's motion to dismiss that consolidated case was argued before the federal court. No ruling has yet been handed down.

         The Company is unable to predict the ultimate outcome of these suits and it is possible that the outcome could have a significant adverse impact on the Company's future consolidated results of operations. However, the Company believes the ultimate outcome of these matters will not have a significant adverse impact on the Company's consolidated financial position.


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     OVERVIEW

         The following discussion is applicable to the Company's financial condition and results of operations for the three months ended August 31, 1997 and 1996. See Note 1 of Notes to Condensed Consolidated Financial Statements.

     FRITZ COMPANIES, INC.                                            FORM 10-Q


     RESULTS OF OPERATIONS

         The following table provides the revenue, net revenue and percentages attributable to the Company's principle logistics services during the periods indicated (in thousands, except percent):


                                       THREE MONTHS ENDED AUGUST 31,
                                 ----------------------------------------
                                    1997        %       1996          %
                                 ------------------   -------------------
REVENUE:
  Customs brokerage              $ 41,222      12.6   $ 40,884      15.1
  Ocean freight forwarding         97,455      29.8     80,795      29.9
  Airfreight forwarding           143,256      43.9    114,988      42.5
  Warehousing and distribution     44,766      13.7     33,823      12.5
                                 ========     =====   ========     =====
    Total revenue                $326,699     100.0   $270,490     100.0
                                 ========     =====   ========     =====

NET REVENUE:
  Customs brokerage              $ 41,222      29.6   $ 40,884      31.5
  Ocean freight forwarding         30,222      21.7     28,149      21.7
  Airfreight forwarding            38,091      27.4     34,137      26.3
  Warehousing and distribution     29,704      21.3     26,547      20.5
                                 ========     =====   ========     =====
    Total net revenue            $139,239     100.0   $129,717     100.0
                                 ========     =====   ========     =====


     THREE MONTHS ENDED AUGUST 31, 1997 COMPARED WITH THREE MONTHS ENDED AUGUST 31, 1996

         Revenue and Net Revenue: For the first quarter of fiscal year 1998, revenue increased 20.8% to $326.7 million from $270.5 million for the comparable period and net revenue increased 7.3% to $139.2 million from $129.7 million for the comparable period. All of the Company's principal service areas reported revenue increases. The increase in revenue and net revenue was primarily due to ocean freight, airfreight and warehousing and distribution services, which was the result of continued expansion of overseas and domestic services, increased demand from existing integrated logistics customers and continued expansion of warehouse facilities. All products continued to experience some pressure on prices and margins due to the competitive environment. The Company continues to focus on improving productivity, efficiency and providing value added customer service at competitive prices.

         Operating Expenses: Operating expenses increased 12.9% from $117.4 million to $132.5 million for the first quarter of fiscal year 1998 compared to the comparable period of fiscal year 1997. The increase in salaries and related costs was due to growth in the number of personnel to support the Company's continued expansion of its overseas and domestic services and to accommodate the increase in shipping volumes caused by the UPS strike. The increase in general and administrative expenses was primarily due to expenditures to support the Company's expansion, including data processing costs, communications and occupancy related costs which include warehouse related expenses.

     FRITZ COMPANIES, INC.                                            FORM 10-Q


     LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and equivalents increased $1.1 million to $44.5 million at August 31, 1997 from $43.4 million at May 31, 1997. The increase in cash was primarily due to net increases in long-term debt financing activities which was primarily used to fund capital expenditures and acquisition payments. The Company's investing activities for this period included capital expenditures of approximately $4.4 million which primarily includes expenditures for computer hardware, building and leasehold improvements and warehouse equipment. The Company's financing activities for this period included long-term funding of $6.6 million for a warehouse in Singapore.

         The Company paid cash of $2.8 million relating to acquisitions. These payments consisted of reductions to existing debt totaling $1.6 million, and additional payments totaling $1.2 million from achievement of specified net revenue or pre-tax income levels.

         As of August 31, 1997, utilization of the syndicated multicurrency credit facility (the Credit Facility) was $38.7 million, consisting of $24.0 million of borrowings under the Credit Facility and $14.7 million for outstanding letters of credit. Therefore, the Company's total available borrowing capacity under the Credit Facility as of August 31, 1997 was approximately $21.3 million.

     CURRENCY AND OTHER RISK FACTORS

         The nature of the Company's worldwide operations involves a multitude of currencies other than the U.S. Dollar. Accordingly, the Company is exposed to the inherent risks of international currency markets and governmental interference. The Company seeks to compensate for currency exposures by accelerating international payment among the Company's offices and agents. The Company's translation adjustment for the three months ended August 31, 1997 increased due to the strengthening of the U.S. dollar relative to the currencies on Asia, Europe and Latin America.

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

         There are also risks and uncertainties associated with the Company's acquisition strategy, such as the complexities of integrating systems and operations of acquired companies.

     FRITZ COMPANIES, INC.                                            FORM 10-Q


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

         Additional risks and uncertainties include:

                  (i) The Company's ability to implement its program to improve operating results and cash flow,

                  (ii) Dependence of the Company on international trade and worldwide economic conditions,

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

                 (viii) Other risks disclosed elsewhere in this Form 10-Q or in the Company's other filings with the Securities and Exchange Commission.

     SAFE HARBOR STATEMENT

         Except for the historical information contained herein, the matters discussed in this Form 10-Q contain forward looking statements that involve risks and uncertainties. The Company's actual results could differ materially. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein, as well as those discussed elsewhere in the Company's Securities & Exchange Commission filings.

FRITZ COMPANIES, INC.                                                FORM 10-Q


PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

              10.31 Credit Facility dated July 19, 1996 between National Bank of Canada and the Registrant totaling $30.0 million (Canadian dollars), principal repayable on demand, interest repayable on the 26th day of each month based on either the Canadian or American prime rate of the Bank. The Registrant has the option to set interest based on Libor, plus 75 basis points. Credit Facility borrowings are collateralized based on the Registrants net accounts receivable balance. Edgar Filing Only.


              15 Letter regarding unaudited interim financial information. Edgar Filing Only.


              27      Financial Data Schedule.  Edgar Filing Only.


         (b)   Reports on Form 8-K

               No Reports on Form 8-K were filed in the quarter ended August 31, 1997.

FRITZ COMPANIES, INC.                                                 FORM 10-Q






                               S I G N A T U R E S


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              FRITZ COMPANIES, INC.
                              Registrant


                              Dated:  September 30, 1997



                              -------------------------------------
                              Lynn C. Fritz
                              Chairman and Chief Executive Officer




                              --------------------------------------
                              Dennis L. Pelino
                              President and Chief Operating Officer




                              --------------------------------------
                              Robert Arovas
                              Executive Vice President and
                              Chief Financial Officer




                              -------------------------------------
                              Ronald W. Womack
                              Vice President of Finance and
                              Principal Accounting Officer

FRITZ COMPANIES, INC.                                                FORM 10-Q



                                  EXHIBIT INDEX

EXHIBIT                                                                               PAGE
10.31     Credit Facility dated July 19, 1996 between National Bank of Canada          15
          and the Registrant totaling $30.0 million (Canadian dollars), principal repayable on demand, interest repayable on the 26th day of each month based on either the Canadian or American prime rate of the
          Bank. The Registrant has the option to set interest based on Libor, plus 75 basis points. Credit Facility borrowings are collateralized based on the Registrants net accounts receivable balance.


15        Letter regarding unaudited interim financial information                      38


27        Financial Data Schedule