Form 10-Q/A
period 1997-08-31
FRITZ COMPANIES INC
filed 1997-10-03
CIK 890662

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                                  FORM 10-Q/A


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


                              FRITZ COMPANIES, INC.
                              Registrant


                              Dated:  September 30, 1997


                              /s/ Lynn C. Fritz
                              -------------------------------------
                              Lynn C. Fritz
                              Chairman and Chief Executive Officer



                              /s/ Dennis L. Pelino
                              --------------------------------------
                              Dennis L. Pelino
                              President and Chief Operating Officer



                              /s/ Robert Arovas
                              --------------------------------------
                              Robert Arovas
                              Executive Vice President and
                              Chief Financial Officer



                              /s/ Ronald W. Womack
                              -------------------------------------
                              Ronald W. Womack
                              Vice President of Finance and
                              Principal Accounting Officer

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