Form 10-Q
period 1997-11-30
FRITZ COMPANIES INC
filed 1997-12-24
CIK 890662

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q


[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended NOVEMBER 30, 1997
                                               -----------------

                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        For the transition period from       to
                                                      -------   -------

                         Commission file number 0-20548


                              FRITZ COMPANIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                        Delaware                                                     94-3083515
----------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)        (IRS Employer Identification Number)


706 Mission Street, Suite 900, San Francisco, California              94103
--------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code (415) 904-8360
                                                   --------------

                                 Not applicable
--------------------------------------------------------------------------------
    (Former name, former address and former fiscal year if changed from last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.[X] Yes [ ] No

As of November 30, 1997 there were 35,691,000 shares of common stock outstanding.








================================================================================

                                                                     FORM 10-Q

                              FRITZ COMPANIES, INC.
                                TABLE OF CONTENTS


PART I.      FINANCIAL INFORMATION                                                      PAGE

      Item 1.   Financial Statements:

                  Independent Accountants' Review Report                                  3

                  Condensed Consolidated Balance Sheets as of November 30,
                  1997 and May 31, 1997                                                   4

                  Condensed Consolidated Statements of Operations for the three
                  months and six months ended November 30, 1997 and 1996                  5

                  Condensed Consolidated Statements of Cash Flows for the six
                  months ended November 30, 1997 and 1996                                 6

                  Notes to Condensed Consolidated Financial Statements                    7


      Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                       9


PART II.     OTHER INFORMATION                                                           13


SIGNATURES                                                                               14


EXHIBIT INDEX                                                                            15

FRITZ COMPANIES, INC.                                                FORM 10-Q



                     Independent Accountants' Review Report



Board of Directors and Stockholders
Fritz Companies, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Fritz Companies, Inc. and subsidiaries (the Company) as of November 30, 1997, and the related condensed consolidated statements of operations and cash flows for the six months then ended included in the Company's Form 10-Q. These condensed consolidated financial statements are the responsibility of the Company's management.

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





                                                     /s/  KPMG Peat Marwick LLP
                                                     --------------------------
                                                          KPMG Peat Marwick LLP
San Francisco, California
December 19, 1997

PART I.    FINANCIAL INFORMATION                                     FORM 10-Q
           ITEM 1.    FINANCIAL STATEMENTS:

                              FRITZ COMPANIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)
                                   (UNAUDITED)



                                                                      November 30,          May 31,
                                                                          1997                1997
                                                                      ------------         ---------
                                              ASSETS
 CURRENT ASSETS:
      Cash and equivalents                                             $  46,477           $  43,368
      Accounts receivable, net of allowance for doubtful
        accounts of $24,722 in November and $22,292 in May               450,313             414,550
      Deferred income taxes                                               14,969              10,519
      Prepaid expenses and other assets                                   24,259              27,978
                                                                       ---------           ---------
      Total current assets                                               536,018             496,415
                                                                       ---------           ---------

 PROPERTY AND EQUIPMENT, NET                                              95,729             100,879
                                                                       ---------           ---------
 OTHER ASSETS:
      Intangibles, net of accumulated amortization of $18,457
        in November and $16,204 in May                                   111,630             110,691
      Other assets                                                        17,510              15,531
                                                                       ---------           ---------
      Total other assets                                                 129,140             126,222
                                                                       ---------           ---------

          TOTAL ASSETS                                                 $ 760,887           $ 723,516
                                                                       =========           =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
      Current portion of long-term obligations and short-term
        borrowings                                                     $  27,415           $  37,200
      Accounts payable                                                   293,566             276,228
      Accrued liabilities                                                 77,452              73,094
      Income tax payable                                                  15,038               7,148
                                                                       ---------           ---------
      Total current liabilities                                          413,471             393,670

 LONG-TERM OBLIGATIONS                                                    94,500              84,884
 DEFERRED INCOME TAXES                                                     1,033               1,243
 OTHER LIABILITIES                                                        10,231               9,024
                                                                       ---------           ---------
          TOTAL LIABILITIES                                              519,235             488,821
                                                                       ---------           ---------

 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY:
      Common stock: par value $.01 per share;
      60,000 shares authorized, 35,691 shares
      issued and outstanding, (35,445 shares
      issued and outstanding in May)                                         357                 354
 Additional paid-in capital                                              127,658             124,424
 Retained earnings                                                       123,586             112,895
 Cumulative foreign currency translation adjustments                      (9,949)            (2,978)
                                                                       ---------           ---------
      Total stockholders' equity                                         241,652             234,695
                                                                       ---------           ---------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 760,887           $ 723,516
                                                                       =========           =========


           SEE ACCOMPANYING INDEPENDENT ACCOUNTANTS' REVIEW REPORT AND
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                                                      FORM 10-Q


                              FRITZ COMPANIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)
                                   (UNAUDITED)


                                                       Three Months Ended November 30,          Six Months Ended November 30,
                                                       -------------------------------          -----------------------------
                                                         1997                  1996                1997                1996
REVENUE                                                $ 343,611            $ 306,464           $ 670,310           $ 576,954
FREIGHT CONSOLIDATION COSTS                              198,447              175,687             385,907             316,460
                                                       ---------            ---------           ---------           ---------
NET REVENUE                                              145,164              130,777             284,403             260,494
                                                       ---------            ---------           ---------           ---------

OPERATING EXPENSES
    Salaries and related costs                            83,410               73,872             163,469             145,506
    General and administrative                            51,208               42,206             103,665              87,926
                                                       ---------            ---------           ---------           ---------
      Total operating expenses                           134,618              116,078             267,134             233,432
                                                       ---------            ---------           ---------           ---------

INCOME  FROM OPERATIONS                                   10,546               14,699              17,269              27,062
OTHER (INCOME) EXPENSE                                       (47)                 460                 821                 837
                                                       ---------            ---------           ---------           ---------
INCOME BEFORE TAX EXPENSE                                 10,593               14,239              16,448              26,225
INCOME TAX EXPENSE                                         3,708                4,984               5,757               9,179
                                                       ---------            ---------           ---------           ---------

NET INCOME                                             $   6,885            $   9,255           $  10,691           $  17,046
                                                       =========            =========           =========           =========


Weighted average shares outstanding - primary             36,109               35,373              35,911              35,584
                                                       =========            =========           =========           =========

Earnings per share - primary                           $    0.19            $    0.26           $    0.30           $    0.48
                                                       =========            =========           =========           =========

Weighted average shares outstanding - fully               36,212               35,510              36,093              35,694
diluted
                                                       =========            =========           =========           =========

Earnings per share - fully diluted                     $    0.19            $    0.26           $    0.30           $    0.48
                                                       =========            =========           =========           =========





           SEE ACCOMPANYING INDEPENDENT ACCOUNTANTS' REVIEW REPORT AND
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                                                     FORM 10-Q
                              FRITZ COMPANIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)
                                   (UNAUDITED)



                                                                                                Six Months Ended
                                                                                         --------------------------------
                                                                                         November 30,        November 30,
                                                                                         ------------        ------------
                                                                                             1997                1996
                                                                                           --------            --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                            $ 10,691            $ 17,046
     Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
        Depreciation and amortization                                                        13,225              11,762
        Deferred income taxes                                                                (5,321)               (451)
        Other                                                                                    --                 813
        Effect of changes in:
            Receivables                                                                     (35,763)            (20,296)
            Prepaid expenses and other current assets                                         3,719               4,024
            Payables and accrued liabilities                                                 33,600              (7,353)
                                                                                           --------            --------

      Net cash provided by (used in) operating activities                                    20,151               5,545
                                                                                           --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                                                  (13,239)            (22,063)
      Acquisitions, new and contingent                                                       (2,641)            (10,447)
      Acquisitions, debt                                                                     (5,350)             (6,165)
      Other                                                                                   1,153                (523)
                                                                                           --------            --------
      Net cash used in investing activities                                                 (20,077)            (39,198)
                                                                                           --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of long-term obligations                                         9,678               1,461
      Current portion of long-term obligations repaid                                        (1,996)               (838)
      Net (decrease) increase in short-term borrowings                                       (4,695)             28,065
      Proceeds from stock options exercised                                                     211               3,757
      Other                                                                                     219                 (13)
                                                                                           --------            --------
      Net cash provided by financing activities                                               3,417              32,432
                                                                                           --------            --------
Foreign currency translation effect on cash                                                    (382)               (552)
                                                                                           --------            --------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                                   3,109              (1,773)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                                  43,368              86,461
                                                                                           --------            --------

CASH AND EQUIVALENTS AT END OF PERIOD                                                      $ 46,477            $ 84,688
                                                                                           ========            ========

OTHER CASH FLOW INFORMATION:
     Income taxes paid                                                                     $  3,738            $  3,757
                                                                                           ========            ========
     Interest paid                                                                         $  3,917            $  4,581
                                                                                           ========            ========
     Noncash investing and financing activities in
     connection with acquisitions:
           Liabilities assumed                                                             $     --            $  2,189
                                                                                           ========            ========



           SEE ACCOMPANYING INDEPENDENT ACCOUNTANTS' REVIEW REPORT AND
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                                                      FORM 10-Q

                              FRITZ COMPANIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                   -----------------------------------------


1. GENERAL

     The accompanying condensed consolidated financial statements of Fritz Companies, Inc. and subsidiaries (the Company) for the three and six months ended November 30, 1997 and 1996 are unaudited and, in the opinion of management, contain all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the results of such periods. Certain prior year amounts have been reclassified to conform to the current year's financial statement presentation.

     The significant accounting policies followed by the Company are described in Note 1 to the audited consolidated financial statements for the year ended May 31, 1997. In accordance with SEC regulations, certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted for the purposes of the condensed consolidated interim financial statements. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, including the notes thereto, for the year ended May 31, 1997 included in the Company's Form 10-K filed on July 31, 1997. The results of operations for the six months ended November 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which requires enterprises to report, by major component and in total, all changes in equity from non-owner sources; and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for a public company's operating segments and related disclosures about its products, services, geographic areas and major customers. Both standards are effective for the Company's fiscal year 1999 with earlier application permitted. The effect of adoption of these statements will be limited to the form and content of the Company's disclosures and will not impact the Company's results of operations, cash flow or financial position.


2. COMMON STOCK

     The increase in common stock issued and paid in capital was primarily due to shares issued upon exercise of options, restricted stock grants, and issuance of shares under the employee stock purchase plan. The weighted average price used to calculate the impact of common stock equivalents on primary and fully diluted earnings per share for the six months ended November 1997 was lower than the weighted average price for the same period in the prior year. The lower average price resulted in fewer common stock equivalents for the six months ended November 30, 1997, as compared to the same period in the prior year.

FRITZ COMPANIES, INC.                                                 FORM 10-Q


3. INCOME TAXES

     Income tax expense for the six months ended November 30, 1997 consisted of approximately $11.1 million of current tax provision and $5.3 million of deferred tax benefit.

4. ACQUISITIONS

     The Company recorded approximately $5.1 million and $9.7 million for the six months ended November 30, 1997 and 1996, respectively, of additional purchase price relating to achievement of specified net revenue or pre-tax income levels of certain prior acquisitions. At November 30, 1997, the remaining maximum payments in connection with acquisitions providing a contingent purchase price is approximately $5.1 million. There is no certainty these businesses will achieve the revenue or profit levels to require these contingent payments.

     Net obligations in relation to acquisitions decreased $3.1 million and $0.1 million for current and long-term obligations, respectively, as of November 30, 1997 and increased $0.9 million for long-term obligations for November 30, 1996.

5. CONTINGENCIES

     The Company is party to routine litigation incident to its business, primarily claims for goods lost or damaged in transit or improperly shipped. Most of the lawsuits in which the Company is the defendant are covered by insurance and are being defended by the Company's insurance carriers.

     In 1996, a total of six complaints were filed (three in federal court and three in state court of California) against the Company and certain of its then officers and directors, purporting to be brought on behalf of a class of purchasers of the Company's stock between August 28, 1995 and July 23, 1996. The complaints allege various violations of Federal Securities law and California Corporate Securities law in connection with prior disclosures made by the Company and seek unspecified damages.

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

     The Company is unable to predict the ultimate outcome of these suits and it is possible the outcome could have a significant adverse impact on the Company's future consolidated results of operations. However, the Company believes the ultimate outcome of these matters will not have a significant adverse impact on the Company's consolidated financial position.

FRITZ COMPANIES, INC.                                                 FORM 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following discussion is applicable to the Company's financial condition and results of operations for the three months and six months ended November 30, 1997 and 1996. See Note 1 of Notes to Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

     The following table provides the revenue, net revenue and percentages attributable to the Company's principal logistics services during the periods indicated (in thousands, except percent):



                                        THREE MONTHS ENDED NOVEMBER 30,           SIX MONTHS ENDED NOVEMBER 30,
                                   ---------------------------------------     ---------------------------------------
                                      1997        %        1996        %         1997        %         1996        %
                                   --------    -----     --------    -----     --------    -----     --------    -----
     REVENUE:
       Customs brokerage           $ 41,634     12.1     $ 37,790     12.3     $ 82,856     12.4     $ 78,674     13.6
       Ocean freight forwarding      97,712     28.4       87,807     28.7      195,167     29.1      168,602     29.2
       Airfreight forwarding        157,003     45.7      145,695     47.5      300,259     44.8      260,683     45.2
       Warehousing and
        distribution                 47,262     13.8       35,172     11.5       92,028     13.7       68,995     12.0
                                   --------     ----     --------     ----     --------    -----     --------     ----
         Total revenue             $343,611      100%    $306,464      100%    $670,310      100%    $576,954      100%
                                   --------     ----     --------     ----     --------    -----     --------     ----

     NET REVENUE:
       Customs brokerage           $ 41,634     28.7     $ 37,790     28.9       82,856     29.1     $ 78,674     30.2
       Ocean freight forwarding      31,641     21.8       25,600     19.6       61,862     21.8       53,749     20.6
       Airfreight forwarding         41,546     28.6       40,748     31.1       79,638     28.0       74,885     28.8
       Warehousing and
         distribution                30,343     20.9       26,639     20.4       60,047     21.1       53,186     20.4
                                   --------     ----     --------     ----     --------    -----     --------     ----
         Total net revenue         $145,164      100%    $130,777      100%    $284,403      100%    $260,494      100%
                                   ========     ====     ========     ====     ========    =====     ========     ====


THREE MONTHS ENDED NOVEMBER 30, 1997 COMPARED WITH THREE MONTHS ENDED NOVEMBER 30, 1996

     Revenue and Net Revenue: For the three months ended November 30, 1997, revenue increased 12.1% to $343.6 million from $306.5 million reported in the prior year and net revenue increased 11.0% to $145.2 million from $130.8 million reported in the prior year. All of the Company's principal service areas reported revenue growth.

     Customs brokerage revenue increased 10.1% to $41.6 million from $37.8 million reported in the prior year. The number of United States Customs entries filed by the Company increased approximately 17% to 0.7 million from 0.6 million for the same period in the prior year. Canadian border activity increased due to expanded relationships with North American shippers and continued NAFTA incentives. In certain portions of the Customs brokerage business, price competition remained strong resulting in downward pressure on prices.

     Ocean freight forwarding revenue and net revenue increased 11.3% and 23.4%, respectively, due to increased shipping volumes from existing and new customers. Gross margin (net revenue as a percentage of revenue) increased to 32.3% from 29.2% reported in the prior year. Transpacific tradelane volume increased, but increased carrier capacity resulted in a continuation of competitive pricing. Non-vessel operating common carrier shipments as a percentage of total shipments increased, which contributed to the growth in revenue.

FRITZ COMPANIES, INC.                                                 FORM 10-Q

     Airfreight forwarding revenue and net revenue increased 7.8% and 2.0%, respectively, due to increased shipments and total chargeable weight of cargo shipped. The increase in the number of shipments was primarily due to an increase in shipments by existing customers. Gross margin decreased to 26.4% from 27.9% reported in the prior year. The lower gross margin was primarily due to an increase in shipments at lower yields with customers in Asia and Central America.

     Warehousing and distribution revenue and net revenue increased 34.4% and 13.9%, respectively, due to further penetration of existing market niches. A stable United States economy combined with an increase in ocean freight shipping volume were the primary reasons for the increase in revenue and net revenue. The Company continued to focus on evaluating its pricing structure and enhancing services with existing customers.

     Operating Expenses: Operating expenses increased 15.9% to $134.6 million from $116.1 million reported in the prior year. Salaries and related costs increased primarily due to an increase in the number of employees resulting from continued expansion in North America, Europe, Asia and Latin America to support greater shipping volumes. The growth in the number of employees supporting shipping volumes was partially offset by a decrease in the number of employees required for administrative support. Salaries and related costs as a percentage of net revenue were 57.4% compared to 56.5% reported in the prior year.

     General and administrative expenses increased 21.3% to $51.2 million from $42.2 million reported in the prior year. The increase was mainly attributable to supporting greater shipping volumes, higher occupancy capacity costs, additional provision for doubtful accounts and an increase in information systems costs. General and administrative expenses as a percentage of net revenue were 35.3% compared to 32.3% reported in the prior year.

     Other Income and Expense: Due to the strengthening of the U.S. Dollar, currency gains were realized by certain international operations, where trade receivables were denominated in U.S. Dollars.

     Substantially all of the Company's services experienced some pressure on prices and margins due to the competitive environment. The Company continues to focus on improving productivity, efficiency and providing value added customer service at competitive prices.

SIX MONTHS ENDED NOVEMBER 30, 1997 COMPARED WITH SIX MONTHS ENDED NOVEMBER 30, 1996

     Revenue and Net Revenue: For the six months ended November 30, 1997, revenue increased 16.2% to $670.3 million from $577.0 million reported in the prior year and net revenue increased 9.2% to $284.4 million from $260.5 million reported in the prior year. All of the Company's principal service areas reported revenue growth.

     Customs brokerage revenue increased 5.3% to $82.9 million from $78.7 million reported in the prior year. The number of United States Customs entries filed by the Company increased approximately 18% to 1.3 million from 1.1 million for the same period in the prior year. The increase in revenue and number of United States Customs entries filed was caused by increased Canadian border activity and expansion of business with existing customers. The UPS strike caused certain shippers to use alternative courier services, which provided increased Customs brokerage volume to the Company.

     Ocean freight forwarding revenue and net revenue increased 15.8% and 15.3%, respectively, due to increased shipping volumes from existing and new customers. Airline capacity was limited in certain tradelanes, which resulted in an increase in ocean volumes. Gross margin decreased to 31.7% from 31.9% reported in the prior year. Carrier capacity in certain tradelanes, in which the Company has committed capacity, has increased at a faster rate than shipping volumes, which has resulted in downward pressure on pricing levels.

FRITZ COMPANIES, INC.                                                FORM 10-Q

     Airfreight forwarding revenue and net revenue increased 15.2% and 6.3%, respectively, due to increased shipments and total chargeable weight of cargo shipped. The increase in the number of shipments was primarily due to an increase in shipments with existing customers. Gross margin decreased to 26.5% from 28.7% reported in the prior year. The lower gross margin was primarily due to higher transportation costs which could not be passed to customers.

     Warehousing and distribution revenue and net revenue increased 33.3% and 12.8%, respectively, due to increased demand from existing integrated logistic customers, continued expansion of overseas and domestic services and expansion of warehouse facilities.

     Operating Expenses: Operating expenses increased 14.4% to $267.1 million from $233.4 million reported in the prior year. Salaries and related costs increased primarily due to growth in the number of personnel to support the Company's continued expansion of overseas and domestic services. Salaries and related costs as a percentage of net revenue were 57.5% compared to 55.9% reported in the prior year.

     General and administrative expenses increased 18.0% to $103.7 million from $87.9 million reported in the prior year. The increase was mainly attributable to supporting greater shipping volumes, higher occupancy capacity costs, additional provision for doubtful accounts and an increase in information systems costs. General and administrative expenses as a percentage of net revenue were 36.5% compared to 33.8% reported in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and equivalents increased $3.1 million to $46.5 million at November 30, 1997 from $43.4 million at May 31, 1997. Positive operational cash flow of $20.1 million was used to fund capital expenditures of $13.2 million resulting in free cash flow of $6.9 million. Capital expenditures consisted mostly of expenditures for computer hardware, building and leasehold improvements, and warehouse equipment. Free cash flow was supplemented by $9.7 million in long-term financing to make $2.6 million in contingent acquisition payments and to reduce acquisition related and short-term debt by $12.0 million.

     The Company paid cash of $8.0 million relating to acquisitions. These payments consisted of reductions to existing debt totaling $5.4 million, and additional payments totaling $2.6 million from achievement of specified net revenue or pre-tax income levels. In addition, $2.4 million of acquisition related contingent obligations were recorded as current portion of long-term debt.

     As of November 30, 1997, utilization of the syndicated multicurrency credit facility (the Credit Facility) was $35.0 million, consisting of $18.0 million of borrowings under the Credit Facility and $17.0 million for outstanding letters of credit. Therefore, the Company's total available borrowing capacity under the Credit Facility as of November 30, 1997 was approximately $25.0 million.

CURRENCY AND OTHER RISK FACTORS

     The nature of the Company's worldwide operations involves a multitude of currencies other than the U.S. Dollar. Accordingly, the Company is exposed to the inherent risks of international currency markets and governmental interference. The Company seeks to compensate for currency exposures by accelerating international payment among the Company's offices and agents. The Company's translation adjustment for the six months ended November 30, 1997 increased due to the strengthening of the U.S. dollar relative to certain currencies of Asia, Europe and Latin America.

FRITZ COMPANIES, INC.                                                FORM 10-Q

     In addition, the Company's ability to provide service to its customers is highly dependent on good working relationships with a variety of entities such as airlines, steamship carriers and governmental agencies. However, changes in space allotments available from carriers, governmental deregulation efforts, the regulations governing the Company's products, and/or the international trade and tariff environment could affect the Company's business in unpredictable ways.

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

SAFE HARBOR STATEMENT

     Except for the historical information contained herein, the matters discussed in this Form 10-Q contain forward looking statements that involve risks and uncertainties. The Company's actual results could differ materially. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein, as well as those discussed elsewhere in the Company's Securities and Exchange Commission filings.

FRITZ COMPANIES, INC.                                                FORM 10-Q


PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     (a)  The annual meeting of shareholders was held on October 7, 1997.

     (b)  The following directors were elected at the meeting:

          Lynn C. Fritz
          Dennis L. Pelino
          James Gilleran
          Preston Martin

          The foregoing constitute all members of the Board of Directors of the Company.

     (c) Set forth below is a tabulation with respect to the matters voted on at the meeting:


                                                              AGAINST OR                      BROKER
                                                 FOR           WITHHELD     ABSTENTIONS      NON-VOTES
                                                 ---           --------     -----------      ---------
      Election of Directors

      Lynn C. Fritz                           30,844,442        79,482         ----             ----
      Dennis L. Pelino                        30,843,583        80,341         ----             ----
      James Gilleran                          30,845,209        78,715         ----             ----
      Preston Martin                          30,845,049        78,875         ----             ----


     (d)   Inapplicable.


ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits

           15 Letter regarding unaudited interim financial information Edgar Filing Only.


           27      Financial Data Schedule.  Edgar Filing Only.


     (b)   Reports on Form 8-K

           No Reports on Form 8-K were filed in the quarter ended November 30, 1997.

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


                                         Dated: December 19, 1997



                                         /s/ Lynn C. Fritz
                                         --------------------------------------
                                         Lynn C. Fritz
                                         Chairman and Chief Executive Officer


                                         /s/ Dennis L. Pelino
                                         --------------------------------------
                                         Dennis L. Pelino
                                         President and Chief Operating Officer


                                         /s/ Robert Arovas
                                         --------------------------------------
                                         Robert Arovas
                                         Executive Vice President and
                                         Chief Financial Officer


                                         /s/ Ronald W. Womack
                                         --------------------------------------
                                         Ronald W. Womack
                                         Vice President of Finance and
                                         Principal Accounting Officer

FRITZ COMPANIES, INC.                                                FORM 10-Q


                                  EXHIBIT INDEX


EXHIBIT                                                                  PAGE



15       Letter regarding unaudited interim financial information         16


27       Financial Data Schedule                                          17