Form 10-Q
period 1998-02-28
FRITZ COMPANIES INC
filed 1998-04-08
CIK 890662

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q


[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended FEBRUARY 28, 1998

                                       OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                   For the transition period from         to

                         Commission file number 0-20548



                              FRITZ COMPANIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                              94-3083515
--------------------------------------------------------------------------------
(State or other jurisdiction                (IRS Employer Identification Number)
of incorporation or organization)


706 Mission Street, Suite 900, San Francisco, California                   94103
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.[X] Yes [ ] No

As of February 28, 1998 there were 35,838,659 shares of common stock outstanding.

================================================================================

FRITZ COMPANIES, INC.                                                  FORM 10-Q

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                                       PAGE
         Item 1.  Financial Statements:
                  Independent Accountants' Review Report                               3

                  Condensed Consolidated Balance Sheets as of February 28,
                  1998 and May 31, 1997                                                4

                  Condensed Consolidated Statements of Operations for the three
                  months and nine months ended February 28, 1998 and 1997              5

                  Condensed Consolidated Statements of Cash Flows for the nine
                  months ended February 28, 1998 and 1997                              6

                  Notes to Condensed Consolidated Financial Statements                 7


         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                  9


PART II. OTHER INFORMATION                                                            13


SIGNATURES                                                                            15


EXHIBIT INDEX                                                                         16

FRITZ COMPANIES, INC.                                                  FORM 10-Q


                     Independent Accountants' Review Report


        Board of Directors and Stockholders
        Fritz Companies, Inc.

        We have reviewed the accompanying condensed consolidated balance sheet of Fritz Companies, Inc. and subsidiaries (the Company) as of February 28, 1998 and the related condensed consolidated statements of operations and cash flows for the three and nine month periods ended February 28, 1998 and 1997 included in the Company's Form 10-Q. These condensed consolidated financial statements are the responsibility of the Company's management.

        We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

        Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

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

                                                   /s/ KPMG PEAT MARWICK LLP
                                                   ---------------------------
                                                   KPMG Peat Marwick LLP



       San Francisco, California
       March 24, 1998

FRITZ COMPANIES, INC.                                                  FORM 10-Q


PART I.  FINANCIAL INFORMATION
         ITEM 1.      FINANCIAL STATEMENTS:

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)
                                   (UNAUDITED)

                                                                 February 28,        May 31,
                                                                         1998           1997
                                                                     --------       --------
                                         ASSETS
CURRENT ASSETS:
    Cash and equivalents                                             $ 43,336       $ 43,368
    Accounts receivable, net of allowance for
      doubtful accounts of $25,744 in 1998 and $22,292 in 1997        413,198        414,550
    Deferred income taxes                                              16,384         10,519
    Prepaid expenses and other assets                                  25,730         27,978
                                                                     --------       --------
    Total current assets                                              498,648        496,415
                                                                     --------       --------

PROPERTY AND EQUIPMENT - NET                                           91,933        100,879
                                                                     --------       --------
OTHER ASSETS:
    Intangibles, net of accumulated amortization of $19,411
      in 1998 and $16,204 in 1997                                     111,730        110,691
    Other assets                                                       16,819         15,531
                                                                     --------       --------
    Total other assets                                                128,549        126,222
                                                                     --------       --------
        TOTAL ASSETS                                                 $719,130       $723,516
                                                                     ========       ========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current portion of long-term obligations and short-term
      borrowings                                                     $ 13,571       $ 37,200
    Accounts payable                                                  270,668        276,228
    Accrued liabilities                                                74,017         73,094
    Income tax payable                                                 14,206          7,148
                                                                     --------       --------
    Total current liabilities                                         372,462        393,670
                                                                     --------       --------

LONG-TERM OBLIGATIONS                                                  93,013         84,884
DEFERRED INCOME TAXES                                                     200          1,243
OTHER LIABILITIES                                                      10,233          9,024
                                                                     --------       --------
        TOTAL LIABILITIES                                             475,908        488,821
                                                                     --------       --------

     COMMITMENTS AND CONTINGENCIES
     STOCKHOLDERS' EQUITY
         Common stock: par value $.01 per share;
         60,000 shares authorized, 35,839 shares
         issued and outstanding, (35,445 shares
         issued and outstanding in 1997)                                358              354
Additional paid-in capital                                          129,880          124,424
Retained earnings                                                   126,222          112,895
Cumulative foreign currency translation adjustments                (13,238)          (2,978)
                                                                  ---------        ---------
    Total stockholders' equity                                      243,222          234,695
                                                                  ---------        ---------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 719,130        $ 723,516
                                                                  =========        =========


           SEE ACCOMPANYING INDEPENDENT ACCOUNTANTS' REVIEW REPORT AND

FRITZ COMPANIES, INC.                                                  FORM 10-Q

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                              FRITZ COMPANIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                            Three Months Ended         Nine Months Ended
                                               February 28,               February 28,
                                          ----------------------     ---------------------
                                              1998         1997          1998         1997
                                          --------     --------      --------     --------
REVENUE                                   $307,210     $270,341      $977,520     $847,295
FREIGHT CONSOLIDATION COSTS                174,928      152,370       560,835      468,830
                                          --------     --------      --------     --------
NET REVENUE                                132,282      117,971       416,685      378,465
                                          --------     --------      --------     --------

OPERATING EXPENSES
   Salaries and related costs               81,336       80,048       244,805      225,554
   General and administrative               49,274       62,651       152,939      150,577
                                          --------     --------      --------     --------
     Total operating expenses              130,610      142,699       397,744      376,131
                                          --------     --------      --------     --------

INCOME (LOSS) FROM OPERATIONS                1,672      (24,728)       18,941        2,334
OTHER INCOME (EXPENSE)                       1,478       (1,166)          657       (2,003)
                                          --------     --------      --------     --------
INCOME (LOSS) BEFORE TAX EXPENSE             3,150      (25,894)       19,598          331
INCOME TAX EXPENSE (BENEFIT)                   514       (9,063)        6,271          116
                                          --------     --------      --------     --------

NET INCOME (LOSS)                         $  2,636     $(16,831)     $ 13,327     $    215
                                          ========     ========      ========     ========

Weighted average shares outstanding -
Basic                                       35,818       35,148        35,733       35,078
                                          ========     ========      ========     ========

Earnings (Loss) per share - Basic         $   0.07     $  (0.48)     $   0.37     $   0.01
                                          ========     ========      ========     ========
Weighted average shares outstanding -
Diluted                                     36,308       35,148        36,122       35,604
                                          ========     ========      ========     ========

Earnings (Loss) per share - Diluted       $   0.07     $  (0.48)     $   0.37     $   0.01
                                          ========     ========      ========     ========


           SEE ACCOMPANYING INDEPENDENT ACCOUNTANTS' REVIEW REPORT AND
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

FRITZ COMPANIES, INC.                                                  FORM 10-Q


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                  Nine Months Ended
                                                            ----------------------------
                                                            February 28,    February 28,
                                                                1998           1997
                                                            ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                $ 13,327        $    215
    Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
       Depreciation and amortization                            20,136          18,286
       Deferred income taxes                                    (6,629)         (3,563)
       Stock Compensation                                        3,398           2,363
       Other                                                     2,181             625
       Effect of changes in:
         Receivables                                             7,436          (6,952)
         Prepaid expenses and other current assets               2,366          (1,009)
         Payables and accrued liabilities                       (4,136)        (61,934)
                                                              --------        --------

    Net cash provided by (used in) operating activities         38,079         (51,969)
                                                              --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                       (16,275)        (34,321)
    Acquisitions, new and contingent                            (3,308)        (12,509)
    Acquisitions, debt                                         (11,259)         (8,736)
    Other                                                        3,203           2,168
                                                              --------        --------
    Net cash used in investing activities                      (27,639)        (53,398)
                                                              --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of long-term obligations             10,254           5,160
    Current portion of long-term obligations repaid             (2,122)         (9,886)
    Net (decrease) increase in short-term borrowings           (14,957)         63,297
    Proceeds from stock options exercised                          510           2,123
    Other                                                         (830)            304
                                                              --------        --------
    Net cash provided by (used in) financing activities         (7,145)         60,998
                                                              --------        --------
Foreign currency translation effect on cash                     (3,327)         (1,069)
                                                              --------        --------
DECREASE IN CASH AND EQUIVALENTS                                   (32)        (45,438)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                     43,368          86,461
                                                              --------        --------

CASH AND EQUIVALENTS AT END OF PERIOD                         $ 43,336        $ 41,023
                                                              ========        ========

OTHER CASH FLOW INFORMATION:
    Income taxes paid                                         $  4,095        $  5,919
                                                              ========        ========
    Interest paid                                             $  5,074        $  5,396
                                                              ========        ========
    Noncash investing and financing activities in
    connection with acquisitions:
       Receivables assumed                                    $  6,084        $  1,489
       Payables and accrued liabilities assumed                  6,557           2,189
       Capital stock issued                                      1,552              --


           SEE ACCOMPANYING INDEPENDENT ACCOUNTANTS' REVIEW REPORT AND
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

FRITZ COMPANIES, INC.                                                  FORM 10-Q

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
              ----------------------------------------------------


    1.  GENERAL

        The accompanying condensed consolidated financial statements of Fritz Companies, Inc. and subsidiaries (the Company) for the three and nine months ended February 28, 1998 and 1997 are unaudited and, in the opinion of management, contain all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the results of such periods. Certain prior year amounts have been reclassified to conform to the current year's financial statement presentation.

        The significant accounting policies followed by the Company are described in Note 1 to the audited consolidated financial statements for the year ended May 31, 1997. In accordance with SEC regulations, certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted for the purposes of the condensed consolidated interim financial statements. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, including the notes thereto, for the year ended May 31, 1997 included in the Company's Form 10-K filed on July 31, 1997. The results of operations for the nine months ended February 28, 1998 may not necessarily be indicative of the results to be expected for the full year.

        The Company has adopted the provisions to Statement of Financial Accounting Standards No. 128, "Earnings Per Share" effective December 1, 1997. The statement requires the calculation and disclosure of basic and diluted earnings per share as opposed to primary and fully diluted calculations required under Accounting Principles Board Opinion No. 15, "Earnings Per Share" and related pronouncements. All prior period earnings per share and average shares outstanding data have been restated to reflect the adoption of this statement. Basic and diluted earnings per share are presented below.

                                                 THREE MONTHS ENDED         NINE MONTHS ENDED
                                                    FEBRUARY 28,               FEBRUARY 28,
                                               (in thousands of dollars, except per share data)
                                                 1998         1997          1998         1997
                                               --------     --------      --------     --------
Basic:
  Net income (Loss)                             $ 2,636     $(16,831)      $13,327      $   215

  Weighted-average number of common shares
  outstanding                                    35,818       35,148        35,733       35,078
    Basic earnings per common share             $  0.07     $  (0.48)      $  0.37      $  0.01

Diluted:
  Net income (Loss)                             $ 2,636     $(16,831)      $13,327      $   215

Shares:
  Weighted-average number of common shares       35,818       35,148        35,733       35,078
  outstanding
  Potentially dilutive common shares                490           --           389          526
                                                -------     --------       -------      -------
    Total shares                                 36,308       35,148        36,122       35,604
    Diluted earnings per weighted-average
    common share                                $  0.07     $  (0.48)      $  0.37      $  0.01

        Options to purchase 0.4 million shares of common stock ranging from $13.63 to $28.63 per share were outstanding as of February 28, 1998. Options to purchase 0.6 million shares of common stock ranging from $17.75 to $41.50 per share were outstanding as of February 28, 1997. These options were not included in the computation of diluted earning per share because the options' exercise prices were greater than the average market price of the common shares.

FRITZ COMPANIES, INC.                                                  FORM 10-Q

        In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which requires enterprises to report, by major component and in total, all changes in equity from non-owner sources; and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for operating segments and related disclosures about products, services, geographic areas and major customers.

        Both standards are effective for the Company's fiscal year 1999. The effect of these statements will be limited to the form and content of the Company's disclosures and are not expected to impact the Company's results of operations, cash flow or financial position.

    2. COMMON STOCK

        The increase in common stock issued and paid in capital was primarily due to shares issued upon exercise of options, restricted stock grants, issuance of shares under the employee stock purchase plan and shares issued for acquisitions.

    3. INCOME TAXES

        Income tax expense for the nine months ended February 28, 1998 consisted of approximately $12.9 million of current tax provision and $6.6 million of deferred tax benefit. The Company's historical tax rate was based on a 35% world wide rate. Beginning December 1, 1997, the Company's year to date tax provision reflects the results of a recent global tax review.

    4. ACQUISITIONS

        The Company recorded approximately $5.5 million and $16.0 million for the nine months ended February 28, 1998 and 1997, respectively, of additional purchase price relating to achievement of specified net revenue or pre-tax income levels of certain prior acquisitions. At February 28, 1998, the remaining maximum payments in connection with acquisitions providing a contingent purchase price is approximately $4.3 million. There is no certainty these businesses will achieve the revenue or profit levels to require these contingent payments.

        The company acquired a freight forwarder with seven offices located in the United States. The Company issued 0.1 million shares of common stock valued at $1.6 million for 100% of the outstanding common stock of the acquired company. Net obligations in relation to acquisitions decreased $8.7 million.

    5. CONTINGENCIES

        The Company is party to routine litigation incident to its business, primarily claims for goods lost or damaged in transit or improperly shipped. Most of the lawsuits in which the Company is the defendant are covered by insurance and are being defended by the Company's insurance carriers.

        In 1996, a total of six complaints were filed (three in federal court and three in state court of California) against the Company and certain of its then officers and directors, purporting to be brought on behalf of a class of purchasers or holders of the Company's stock between August 28, 1995 and July 23, 1996. The complaints allege various violations of Federal Securities law and California Corporate Securities law in connection with prior disclosures made by the Company and seek unspecified damages.

        The three class action suits filed against the Company in state court were dismissed with prejudice by the Superior Court of California for the County of San Francisco on grounds the claims asserted under the California Corporate Securities law and common law fraud were not

FRITZ COMPANIES, INC.                                                  FORM 10-Q

    legally tenable. One of the dismissals has been reversed on appeal, permitting the plaintiff to file an amended complaint. At this time no amended complaint has yet been filed.

        The three class action suits filed against the Company in federal court were consolidated into one suit which was dismissed with prejudice, finding that plaintiffs had not alleged any statement that was false and misleading in violation of the federal securities laws.

        The Company is unable to predict the ultimate outcome of these suits and it is possible the outcome could have a significant adverse impact on the Company's future consolidated results of operations. However, the Company believes the ultimate outcome of these matters will not have a significant adverse impact on the Company's consolidated financial position or its consolidated results of operations.

    6. SUBSEQUENT EVENT

       On March 27, 1998, the Company entered into a new $100 million syndicated multi-currency credit facility, maturing March 27, 2001. This Credit Facility replaces the Company's current $60 million facility which was to mature December 15, 1998. The purpose of the facility is to provide letters of credit and working capital not covered by internally generated funds.


    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    OVERVIEW

       The following discussion is applicable to the Company's financial condition and results of operations for the three months and nine months ended February 28, 1998 and 1997. See Note 1 of Notes to Condensed Consolidated Financial Statements.

    RESULTS OF OPERATIONS

       The following table provides the revenue, net revenue and percentages attributable to the Company's principal logistics services during the periods indicated (in thousands, except percent):

                                    THREE MONTHS ENDED FEBRUARY 28,                NINE MONTHS ENDED FEBRUARY 28,
                               -----------------------------------------      ----------------------------------------
                                  1998          %        1997          %       1998           %       1997           %
                                  ----          -        ----          -       ----           -       ----           -
REVENUE:
  Customs brokerage            $ 38,802      12.6     $ 36,760      13.6     $121,658      12.4     $115,434      13.6
  Ocean freight forwarding       89,333      29.1       81,301      30.1      284,500      29.1      249,903      29.5
  Airfreight forwarding         133,369      43.4      122,153      45.2      433,628      44.4      382,836      45.2
  Warehousing and
   distribution                  45,706      14.9       30,127      11.1      137,734      14.1       99,122      11.7
                               --------     -----     --------     -----     --------     -----     --------     -----

    Total revenue              $307,210     100.0     $270,341     100.0     $977,520     100.0     $847,295     100.0
                               ========     =====     ========     =====     ========     =====     ========     =====

NET REVENUE:
  Customs brokerage            $ 38,802      29.3     $ 36,760      31.2     $121,658      29.2     $115,434      30.5
  Ocean freight forwarding       28,313      21.4       26,338      22.3       90,175      21.7       80,087      21.2
  Airfreight forwarding          37,946      28.7       33,125      28.1      117,583      28.2      108,010      28.5
  Warehousing and
   distribution                  27,221      20.6       21,748      18.4       87,269      20.9       74,934      19.8
                               --------     -----     --------     -----     --------     -----     --------     -----
    Total net revenue          $132,282     100.0     $117,971     100.0     $416,685     100.0     $378,465     100.0
                               ========     =====     ========     =====     ========     =====     ========     =====

    THREE MONTHS ENDED FEBRUARY 28, 1998 COMPARED WITH THREE MONTHS ENDED FEBRUARY 28, 1997

FRITZ COMPANIES, INC.                                                  FORM 10-Q

        Revenue and Net Revenue: For the three months ended February 28, 1998, revenue increased 13.6% to $307.2 million from $270.3 million reported in the prior year and net revenue increased 12.1% to $132.3 million from $118.0 million reported in the prior year. All of the Company's principal service areas reported revenue growth.

        Customs brokerage revenue increased 5.6% to $38.8 million from $36.8 million reported in the prior year. The number of United States Customs entries filed by the Company increased approximately 21% to 0.63 million from 0.52 million for the same period in the prior year. Management believes that Asian currency devaluation contributed to a growth in imports which in turn contributed to the increase in United States customs entries. In certain portions of the Customs brokerage business, price competition remained strong resulting in downward pressure on prices.

        Ocean freight forwarding revenue and net revenue increased 9.9% and 7.5%, respectively, due to increased shipping volumes from existing and new customers. Gross margin (net revenue as a percentage of revenue) decreased to 31.7% from 32.4% reported in the prior year. The Asian currency devaluation improved shipping volume to the United States. Eastbound carrier capacity and demand has remained strong, while westbound carrier capacity and demand has weakened. The overall impact has resulted in a decrease in gross margin. Non-vessel operating common carrier shipments as a percentage of total shipments increased which contributed to the growth in revenue and the decrease in overall gross margin.

        Airfreight forwarding revenue and net revenue increased 9.2% and 14.6%, respectively, due to increased shipments and total chargeable weight of cargo shipped. The increase in the number of shipments was primarily due to an increase in business by existing customers. Gross margin increased to 28.5% from 27.1% in the prior year. A significant portion of the increase in revenue, net revenue and gross margin is due to increased United States domestic airfreight services.

        Warehousing and distribution revenue and net revenue increased 51.7% and 25.2%, respectively, due to further penetration of existing market niches. A significant portion of the increased revenue was applicable to European trucking operations. Management believes that the strength of Latin America and United States economies has increased warehouse services related to airfreight and ocean shipments. The Company's focus on pricing structure has contributed to the net revenue growth.

        Operating Expenses: Operating expenses decreased 8.5% to $130.6 million from $142.7 million reported in the prior year. Salaries and related costs increased primarily due to an increase in the number of employees resulting from continued expansion in North America, Europe, Asia and Latin America to support greater shipping volumes. The growth in the number of employees supporting shipping volumes was partially offset by a decrease in the number of employees required for administrative support. Salaries and related costs as a percentage of net revenue were 61.5% compared to 67.9% reported in the prior year.

        General and administrative expenses decreased 21.4% to $49.3 million from $62.7 million reported in the prior year. The decrease was mainly attributable to a $17.0 million increase in the allowance for doubtful accounts in the prior year. After deducting this adjustment, general and administrative expenses increased 7.9%. Excluding the adjustment, the increase is due to supporting greater shipping volumes, higher occupancy capacity costs, additional provision for doubtful accounts and an increase in information systems costs. General and administrative expenses as a percentage of net revenue were 37.2% compared to 53.1% (38.7%, netting $17.0 million adjustment) reported in the prior year.

        Other Income and Expense: Due to the strengthening of the U.S. Dollar, currency gains were realized by certain international operations, where certain trade receivables were denominated in U.S. Dollars.

FRITZ COMPANIES, INC.                                                  FORM 10-Q

        Substantially all of the Company's services experienced some pressure on prices and margins due to the competitive environment. The Company continues to focus on improving productivity, efficiency and providing value added customer service at competitive prices.

    NINE MONTHS ENDED FEBRUARY 28, 1998 COMPARED WITH NINE MONTHS ENDED FEBRUARY 28, 1997

        Revenue and Net Revenue: For the nine months ended February 28, 1998, revenue increased 15.4% to $977.5 million from $847.3 million reported in the prior year and net revenue increased 10.1% to $416.7 million from $378.5 million reported in the prior year. All of the Company's principal service areas reported revenue growth.

        Customs brokerage revenue increased 5.4% to $121.7 million from $115.4 million reported in the prior year. The number of United States Customs entries filed by the Company increased approximately 18.8% to 1.9 million from 1.6 million for the same period in the prior year. The increase in revenue and number of United States Customs entries filed was caused principally by increased Canadian border activity, expansion of business with existing customers, continued NAFTA incentives and the Asian currency devaluation. During the first quarter, the UPS strike caused certain shippers to use alternative courier services, which provided increased Customs brokerage volume to the Company.

        Ocean freight forwarding revenue and net revenue increased 13.8% and 12.6%, respectively, due to increased shipping volumes from existing and new customers. The increase in ocean volumes was caused principally by the Asian currency devaluation, increased non-vessel operating common carrier shipments and limited airline capacity in certain tradelanes. Gross margin decreased to 31.7% from 32.0% reported in the prior year. Carrier capacity in certain tradelanes, in which the Company has committed capacity, has increased at a faster rate than shipping volumes, which has resulted in downward pressure on pricing levels.

        Airfreight forwarding revenue and net revenue increased 13.3% and 8.9%, respectively, due to increased shipments and total chargeable weight of cargo shipped. The increase in the number of shipments was provided primarily from existing customers. Gross margin decreased to 27.1% from 28.2% in the prior year. The decrease in gross margin was primarily due to higher transportation costs which could not be passed to customers, and was partially offset by increased United States domestic airfreight services.

        Warehousing and distribution revenue and net revenue increased 39.0% and 16.5%, respectively, due principally to increased demand from existing integrated logistic customers, continued expansion of overseas and domestic services, expansion of warehouse facilities, and strong Latin American and United States economies. A significant portion of the increased revenue was applicable to European trucking operations.

        Operating Expenses: Operating expenses increased 5.7% to $397.7 million from $376.1 million reported in the prior year. Salaries and related costs increased due to growth in the number of personnel to support the Company's continued expansion of overseas and domestic services. Salaries and related costs as a percentage of net revenue were 58.8% compared to 59.6% reported in the prior year.

        General and administrative expenses increased 1.5% to $152.9 million from $150.6 million reported in the prior year. The small increase was mainly caused by a $17.0 million increase to the allowance for doubtful accounts in the prior year. After deducting this adjustment, general and administrative expenses increased 14.4%. Excluding the adjustment, the increase is due to supporting greater shipping volumes, higher occupancy capacity costs, additional provision for doubtful accounts and an increase in information systems costs. General and administrative expenses as a percentage of net revenue were 36.7% compared to 39.8% (35.3%, netting $17.0 million adjustment) reported in the prior year.

FRITZ COMPANIES, INC.                                                  FORM 10-Q

        Other Income and Expense: Due to the strengthening of the U.S. Dollar, currency gains were realized by certain international operations, where certain trade receivables were denominated in U.S. Dollars.

    LIQUIDITY AND CAPITAL RESOURCES

       The Company's cash and equivalents were approximately $43.3 million at February 28, 1998 and at May 31, 1997. Positive operational cash flow of $38.1 million was used to fund capital expenditures of $16.3 million resulting in free cash flow of $21.8 million. Capital expenditures consisted mostly of expenditures for computer hardware and software, building and leasehold improvements, and warehouse equipment.

       The Company paid cash of $14.6 million relating to acquisitions. These payments consisted of reductions to existing debt totaling $11.3 million, and additional payments totaling $3.3 million from achievement of specified net revenue or pre-tax income levels.

       As of February 28, 1998, utilization of the syndicated multicurrency credit facility (the Credit Facility) was $25.5 million, consisting of $9.0 million of borrowings under the Credit Facility and $16.5 million for outstanding letters of credit. Therefore, the Company's total available borrowing capacity under the Credit Facility as of February 28, 1998 was approximately $34.5 million.

       On March 27, 1998, the Company entered into a $100 million syndicated multi-currency credit facility, maturing March 27, 2001. This Credit Facility replaces the Company's current $60 million facility which was to mature December 15, 1998. The purpose of the facility is to provide letters of credit and working capital not covered by internally generated funds. The Company is required to comply with certain financial covenants such as: 1) minimum working capital, 2) minimum net worth, 3) maximum leverage ratio, 4) minimum fixed charge coverage ratio, and 5) maximum capital expenditures. Overall, the Company believes these covenants are less restrictive than those of the previous facility.

    CURRENCY AND OTHER RISK FACTORS

       The nature of the Company's worldwide operations involves a multitude of currencies other than the U.S. Dollar. Accordingly, the Company is exposed to the inherent risks of international currency markets and governmental regulations. The Company seeks to compensate for currency exposures by accelerating international payment among the Company's offices and agents. The Company's translation adjustment for the nine months ended February 28, 1998 increased due to the strengthening of the U.S. dollar relative to certain currencies of Asia, Europe and Latin America. Continued devaluation of certain currencies could adversely impact the financial results of operations in future periods.

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

       Management believes the Company's business has not been adversely affected by inflation in the past. Historically, the Company has generally been successful in passing cost increases to its customers by means of price increases. However, due to competitive marketplace conditions, continued future cost increases could erode the Company's margin.

       The Company is conducting a comprehensive review of its computer systems to identify the systems that could be affected by year 2000 (Y2K) issues and is developing an implementation plan to resolve these issues. The Y2K issues were the result of computer programs written using two digits rather than four to define the applicable year. The Company believes that the

FRITZ COMPANIES, INC.                                                  FORM 10-Q

    modifications made to existing software and conversion to new software significantly reduce the operational problems posed by Y2K. However, if such modification and conversions fail or miscalculate, the Y2K problem may have a material impact on the operations of the Company. The total Y2K costs have not yet been determined.

       We are in the process of contacting customers, vendors, carriers, government agencies, and other trading partners to ensure that their systems and services are Year 2000 compliant. We receive services from these trading partners to deliver our products and information service offerings to our customers. Although we are not directly responsible for these trading partners' systems, their problems with the Year 2000 can materially effect our business operations.

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

    NEW ACCOUNTING PRONOUNCEMENTS

        In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which requires enterprises to report, by major component and in total, all changes in equity from non-owner sources; and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for operating segments and related disclosures about products, services, geographic areas and major customers.

        Both standards are effective for the Company's fiscal year 1999. The effect of these statements will be limited to the form and content of the Company's disclosures and are not expected to impact the Company's results of operations, cash flow or financial position.

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

FRITZ COMPANIES, INC.                                                 FORM 10-Q

    PART II.                      OTHER INFORMATION

    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

            10.31   Syndicated multi-currency facility agreement dated
                    March 27, 1998 for $100 million maturing on March 27, 2001. Edgar Filing Only.

            10.32 First Amendment Agreement dated March 1, 1998 to the Note Purchase Agreement dated April 15, 1996 for $75 million at 6.43% senior notes due April 15, 2003 (exhibits excluded). Edgar Filing Only.


            15 Letter regarding unaudited interim financial information. Edgar Filing Only.

            27      Financial Data Schedule.  Edgar Filing Only.

        (b) The company filed the following reports on Form 8-K during the quarter ended February 28, 1998 and through the date hereof:

           1. February 11, 1998

           Item 5.  Other Events
           On February 11, 1998, the Company issued a press release announcing the addition of two new members to its Board of Directors.

           2. March 6, 1998

           Item 5.  Other Events
           On February 9, 1998, the California Court of Appeal reversed an order of the San Francisco Superior Court dismissing with prejudice a class action lawsuit filed against the Company and certain of its officers (Greenfield v. Fritz), finding that the plaintiff should have been given an opportunity to amend his defective complaint.

           On March 5, 1998, the United States District Court for the Northern District of California entered an order dismissing with prejudice the class action lawsuits filed against the Company and certain of its officers in July and August 1996 (Polk v. Fritz, Weiss v. Fritz and E.M. Lawrence etc. Trust v. Fritz), finding that plaintiffs had not alleged any statement that was false and misleading in violation of the federal securities laws.

FRITZ COMPANIES, INC.                                                  FORM 10-Q

                               S I G N A T U R E S


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        FRITZ COMPANIES, INC.
                                        Registrant


                                        Dated:  March 31, 1998

                                        /s/ LYNN C. FRITZ
                                        ----------------------------------------
                                        Lynn C. Fritz
                                        Chairman and Chief Executive Officer

                                        /s/ DENNIS L. PELINO
                                        ----------------------------------------
                                        Dennis L. Pelino
                                        President and Chief Operating Officer

                                        /s/ ROBERT AROVAS
                                        ----------------------------------------
                                        Robert Arovas
                                        Executive Vice President and
                                        Chief Financial Officer

                                        /s/ RONALD W. WOMACK
                                        ----------------------------------------
                                        Ronald W. Womack
                                        Vice President of Finance and
                                        Principal Accounting Officer

                                               EXHIBIT INDEX

        EXHIBIT                                                                                    PAGE
        10.31   Syndicated multi-currency credit facility agreement dated March 27, 1998 for
                $100 million maturing on March 27, 2001                                             17

        10.32   First Amendment Agreement dated March 1, 1998 to the Note Purchase Agreement dated April 15, 1996 for $75 million of 6.43% notes due April 15, 2003 (exhibits
                excluded)                                                                           18

        15      Letter regarding unaudited interim financial information                            19

        27      Financial Data Schedule                                                             20