Form 10-K
period 1998-05-31
FRITZ COMPANIES INC
filed 1998-07-20
CIK 890662

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MAY 31, 1998
         [FEE REQUIRED]

                     FOR THE FISCAL YEAR ENDED MAY 31, 1998

                         COMMISSION FILE NUMBER 0-20548

                             FRITZ COMPANIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      94-3083515
       (STATE OF OTHER JURISDICTION OF              (IRS EMPLOYER IDENTIFICATION NUMBER)
        INCORPORATION OR ORGANIZATION)

        706 MISSION STREET, SUITE 900                              94103
          SAN FRANCISCO, CALIFORNIA                              (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (415) 904-8360

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

             TITLE OF EACH CLASS                 NAME ON EACH EXCHANGE ON WHICH REGISTERED
---------------------------------------------- ----------------------------------------------
                     NONE                                           NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          COMMON STOCK, $.01 PAR VALUE
                       ---------------------------------
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (S 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     At June 30, 1998, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $287 million.

     At June 30, 1998, the number of shares outstanding of registrant's Common Stock was 35,881,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

     PORTIONS OF THE PROXY STATEMENT RELATING TO THE 1998 ANNUAL MEETING OF
      SHAREHOLDERS HAVE BEEN INCORPORATED BY REFERENCE -- PART III OF THE
                     FORM 10-K ( ITEMS 10, 11, 12 AND 13 )
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1 -- BUSINESS

GENERAL

     Fritz Companies, Inc. (the Company) is a leader in providing global logistics services and related information services for importers and shippers worldwide. The Company is primarily engaged in providing logistics management, international air and ocean freight forwarding, customs brokerage, and warehousing and distribution services. The Company also provides value-added services through logistics information as well as international and domestic movement of goods customarily provided by traditional freight forwarders. These services are designed to provide integrated global logistics solutions for customers to streamline their operations, improve their inventory management information and enhance their profitability and to provide customers with more efficient and effective international transportation strategies.

     The Company was incorporated in Delaware in August 1988 and is a successor to a company incorporated in California in 1933. Internationally, the Company operates a number of subsidiaries under the names "Fritz Transportation International," "Fritz Air Freight," "Fritz Starber," "Fritz Fliway," "Fritz Logistics," and "Fritz Companies," among others. Unless the context otherwise requires, references in this Form 10-K to the Company include Fritz Companies, Inc., its subsidiaries and its predecessor companies. Although the Company's executive office is located in the United States at 706 Mission Street, Suite 900, San Francisco, California 94103, its network is global. The Company has offices throughout North America, Australia, New Zealand, South Africa, Asia, Europe, Latin America, and the Middle East.

     See Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company's Consolidated Financial Statements, including the Notes thereto, for data related to the Company's revenues, operating profit and identifiable assets by geographic regions. Unless otherwise stated, all amounts in this Form 10-K are in thousands, except per share amounts.

     The following table presents revenue and net revenue in thousands of dollars and as a percentage of total revenue or net revenue, as the case may be, attributable to the Company's principal logistics services:

                                                  TWELVE MONTHS ENDED MAY 31,
                               -----------------------------------------------------------------
                                      1998                   1997                   1996
                               -------------------    -------------------    -------------------
                                 AMOUNT        %        AMOUNT        %        AMOUNT        %
                               ----------    -----    ----------    -----    ----------    -----
Revenue
Customs Brokerage............  $  165,055     12.7    $  152,257     13.2    $  142,606     13.7
Ocean Freight Forwarding.....     375,933     28.9       334,701     28.9       315,037     30.2
Airfreight Forwarding........     576,643     44.4       531,100     45.9       491,938     47.1
Warehouse & Distribution.....     182,452     14.0       138,712     12.0        94,277      9.0
                               ----------    -----    ----------    -----    ----------    -----
          Total..............  $1,300,083    100.0    $1,156,770    100.0    $1,043,858    100.0
                               ==========    =====    ==========    =====    ==========    =====
Net Revenue
Customs Brokerage............  $  165,055     29.6    $  152,257     29.9    $  142,606     31.2
Ocean Freight Forwarding.....     120,497     21.6       107,480     21.1       100,780     22.0
Airfreight Forwarding........     158,514     28.4       149,333     29.3       143,903     31.4
Warehouse & Distribution.....     114,199     20.4       100,301     19.7        70,279     15.4
                               ----------    -----    ----------    -----    ----------    -----
          Total..............  $  558,265    100.0    $  509,371    100.0    $  457,568    100.0
                               ==========    =====    ==========    =====    ==========    =====

NARRATIVE DESCRIPTION OF BUSINESS

     International Airfreight and Ocean Freight Forwarding: The Company believes it is among the largest forwarders of international air and ocean freight in the United States.

     The Company's revenue from international ocean freight forwarding is derived from logistics services both as an indirect ocean carrier (a "Non-Vessel Operating Common Carrier" or NVOCC) and as an authorized agent for shippers and importers. The Company may also function as an agent for steamship companies. The Company's revenue from international airfreight forwarding is derived from logistics services both as an indirect air carrier and as an authorized cargo sales agent of various airlines.

     The Company also provides logistics services including warehousing, protective packing, cargo consolidation, document preparation and electronic transmittal, electronic purchase order/shipment tracking, inventory management, expedited document delivery for customs clearance, priority notification to consignee of cargo arrival and inland transportation of freight from point of origin to a distribution center or the carrier's cargo terminal.

     The Company serves a broad range of freight forwarding customers. The Company's ocean freight forwarding customers include retailers and industrial companies shipping automotive parts, heavy equipment, steel, chemicals, forest products, clothing, and produce. In general, airfreight has a high value relative to its weight and the cost of shipment is usually a small portion of its value. The Company's principal airfreight customers are shippers of medical equipment and parts, drugs and pharmaceuticals, computer and high technology equipment and parts, aircraft and automotive parts, electrical equipment, machinery and machine parts, measuring and testing instruments, chemicals and fashion apparel.

     As an NVOCC and an indirect air carrier (IAC), the Company procures customer shipments, consolidates shipments bound for a particular destination, determines the routing for consolidated shipments, selects the direct carrier or charters an ocean vessel or aircraft and tenders each consolidated lot as a single shipment to the direct carrier for transportation to a distribution point.

     The Company's rates are based on the shipment weight and/or volume. Rates charged by the Company are ordinarily less than the rate the shipper would be charged by a steamship line or an airline. The consolidation of customers' shipments allows the Company to obtain lower rates from steamship lines or airlines than the rates the Company charges to its customers for individual shipments. In addition, in certain tradelanes the Company controls a high volume of freight and, accordingly, is able to obtain lower rates from certain carriers or charter operators. This rate differential is the primary source of the Company's net ocean and airfreight revenue as an indirect carrier.

     By accepting goods for ocean or air shipment as a NVOCC or IAC, the Company assumes the role as a carrier and becomes responsible to the shipper for the safe delivery of the shipments, subject to a legal limitation on liability of $500 (not in thousands) per ordinary shipping unit of ocean freight and $20 (not in thousands) per kilogram of airfreight. Because the Company's relationship with the steamship line or airline is as a shipper, the steamship line or airline generally assumes the same responsibility to the Company as the Company assumes to its clients.

     As an authorized agent for shippers and importers, and as an authorized cargo agent of various airlines and steamship companies, the Company arranges transportation of individual shipments and receives a commission from the direct carrier for arranging the shipments. When acting as such an agent, the Company does not consolidate shipments and does not have responsibility for shipments once they have been accepted by the direct carrier.

     As part of the Company's freight forwarding activities, the Company provides project forwarding and logistics services involving governmental and commercial projects, including foreign military sales, power plant construction, shipbuilding, construction of manufacturing assembly facilities, civil infrastructures and other large scale installations. The Company's project forwarding services include integrated logistics for conveying heavy materials and equipment from multiple origins to project sites. Such services may include managing the customer's transportation, customs clearance and warehousing and distribution. Most of these shipments are transported by ocean carrier. The government portion of the Company's project forwarding business requires a United States Government Department of Defense security clearance of the Company's management team and those employees assigned to the project. The warehouses receiving and storing the cargo must have a security clearance.

     In addition to ocean and airfreight forwarding services, the Company provides forwarding services and cross marketing in the United States for a number of its agents. The Company is compensated by sharing in the agents' profits on their consolidation shipments.

     The Company is licensed by the Federal Maritime Commission of the United States and is a member of the International Air Transport Association.

     Customs Brokerage: The Company is the largest customs broker in the United States according to the United States Customs Service. The Company's customs brokerage operations for air and ocean imports cover over 400 ports of entry in the United States. The Company believes its customs brokerage operation is among the most sophisticated in the United States as a result of its size, technology and integration with other transportation logistics services provided to its customers. In addition, the Company provides overseas customs brokerage services in countries such as Australia, Canada, the United Kingdom and many Latin American countries.

     As a customs broker in the United States, the Company is engaged by importers to prepare the documentation required for entering merchandise into the United States. In this capacity, the Company is responsible for coordinating all events and communicating the status of shipments from the time of shipment arrival through customs clearance. The Company receives commercial and transportation documentation, reviews it for completeness and accuracy, prepares and files documents necessary to clear customs, obtains customs bonds, assists the importer in obtaining the appropriate commodity classification and arranges for payment of collect freight charges. In most cases, the Company also deposits import duties with the United States Customs Service on behalf of the importer. In addition, the Company provides ancillary customs brokerage services to its customers, including placement of surety bonds, duty reduction programs and duty-drawback (recovery of duties paid when imported merchandise is re-exported). The Company also provides bonded warehouse services which enable importers to defer payment of customs duties until the cargo is released from bond in conjunction with their production or distribution schedules. See "Warehousing and Distribution Services."

     In providing customs brokerage services, the Company has access to information concerning a shipment's origin and value, destination and mode of transportation. As a result, the Company has been able to obtain additional business by identifying opportunities to improve customer service or reduce customers' expenses through expanded utilization of the Company's other services, including cost-effective cargo consolidations, routing from overseas origin to ports of entry, cargo insurance, container unloading, inventory warehousing and arranging delivery of cleared cargo to its final destination.

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

     The Company's customs brokerage services are provided by the Company's licensed customs brokers and support staff who have substantial knowledge regarding the complex tariff and government regulations applicable to customs duty payments and other fees, commodity classifications, valuation and import restrictions. In addition, the Company has developed substantial customs brokerage expertise within particular client industries. The Company believes its industry specialization is unique among competitors and enables the Company to provide high levels of service to customers in these industries. The Company provides ongoing training programs, which include preparation for the United States customs broker license examination to employees, as well as to customers.

     The following table sets forth the number of United States Customs entries filed by the Company:

                                                        TWELVE MONTHS ENDED
                                                              MAY 31,
                                                      -----------------------
                                                      1998     1997     1996
                                                      -----    -----    -----
Number of Entries Filed.............................  2,652    2,204    1,820

     As a customs broker operating in the United States, the Company is licensed by the United States Department of the Treasury and regulated by the United States Customs Service. The Company's fees for customs brokerage services are not regulated and the Company does not have a fixed fee schedule for such services. Instead, customs brokerage fees are based on the complexity of the transaction and the type of services required, but are generally not related to the value of the customers' goods. In addition to its fees, the Company bills the importer for amounts which the Company pays on the importer's behalf, including duties, taxes, collect freight charges and similar payments.

     The Company offers its customs brokerage services primarily to purchasers of imported goods. The Company's largest customs brokerage customer in 1998 accounted for 19.1% of customs brokerage revenue and 2.4% of the total consolidated revenue. The Company believes the loss of this customer would not have a material adverse effect on results from operations.

     Warehousing and Distribution Services: As part of its integrated global logistics services, the Company provides an array of warehousing and distribution services to its customers. The Company uses state of the art warehouse management systems to deliver material management solutions to its global customer base.

     The Company manages a mixture of multi-client facilities as well as stand-alone contract logistics operations. The Company supports clients from a wide variety of industry segments with emphasis on high-tech, retail, footwear, and manufacturing.

     Warehousing services are available for the Company's customers in certain of its facilities, as well as in space leased from others. The Company maintains approximately 7.2 million square feet of owned and leased warehouse space. The Company's warehousing services include receiving, deconsolidation and decontainerization, cargo loading and unloading, assembly of freight, customer inventory management and protective packing and storage. For import shipments, the Company provides bonded warehouse services at certain locations to importers so they can defer payment of customs duties until cargo releases are required to meet customers' production or distribution schedules. The goods stored in bonded warehouses are held until the importer is ready to withdraw or re-export them. The Company is paid storage charges for use of its warehouses and fees for other services.

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

  Information Systems

     The Company invests substantial resources in its information systems to accomplish the global objective of developing and maintaining an integrated logistics system. The information system strategy is to provide accurate, reliable and timely access to information regarding logistics and internal operations through responsive and cost-effective information systems technologies.

     The Company developed the Fritz Logistics Expediting System (FLEX) several years ago to enable customers to track the flow of goods throughout the transportation process. Customers can complete queries to receive the current status of shipments. Most customers utilizing FLEX are multi-national corporations with a large number of foreign suppliers. Customers can use FLEX to generate special reports on supplier compliance with purchase order requirements to enhance the effectiveness of their merchandising programs. Development and enhancements to the FLEX system have continued since its inception and include linking automated customs brokerage systems to FLEX to monitor the status of shipments as they pass through the customs clearance process. The Company's on-line, interactive, nationwide customs brokerage system was one of the first to link with the United States Customs Service's information systems.

     An important component of the Company's business strategy is to expand the concept and use of the FLEX system. The Company intends to accomplish this objective by further developing FLEX and replacing several domestic and international systems with one, global, integrated system referred to as FLEX II.

     The Company has recently completed development of its ocean export system, which was implemented during 1998. This system replaces an existing system and provides all the existing features plus several additional features, including enhanced customer profiles, more effective management reports and on-line data. The new ocean export system also provides user-friendly, Graphical User Interface (GUI) based screens, including pop-up tables and on-line help, which is expected to reduce training time for new users. Other expected benefits of this new system include improved customer service, accounting-related enhancements and improved marketability of the ocean product.

     The Company has also developed a Web-based software system which provides visibility to shipping information and customs entry activity for any customer with access to the Internet.

     For information regarding the Company's Year 2000 compliance program, see
Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000.

     Marketing: An important part of the Company's business strategy is its client-oriented marketing approach. The Company's marketing efforts focus on senior transportation executives, financial officers and purchasing directors of large complex users of international transportation logistics services. In connection with the Company's emphasis on developing and maintaining long-term relationships with such clients, the Company has developed several strategic marketing programs, including the Global Accounts Program, the Global Logistics Council and the Global Advisory Board.

     The National Accounts Program was originally established in 1971 to increase visibility of the Company's services to large complex users of international logistics services. In 1996, the program was renamed Global Accounts Program to more accurately reflect its evolution and worldwide focus. The Company's global account sales executives are responsible for securing new business with major multi-national companies and maintaining customer relationships with such companies.

     The Shippers' Council program was initiated by the Company in 1984 as a forum for major importers and exporters, which includes numerous representatives of companies that are not clients of the Company, to discuss their logistics requirements, views on global trade and other related topics. In 1996, the program was renamed Global Logistics Council to more closely depict the comprehensive representation of its participants. Global Logistics Council meetings are generally held twice a year, and representatives from approximately 40 companies participate in each meeting. Attendees at the Global Logistics Council are invited to participate on an ongoing basis in the Company's Global Advisory Board. The Global Advisory Board assists the Company in formulating strategies designed to better serve the needs of the Company's clients. The Global Logistics Council and the Global Advisory Board help the Company maintain close contact with its clients and the global trade community on a continuing basis.

     The Customer Response Team (CRT) concept was created in 1996 to facilitate the evolution of traditional forwarder sales functions into team-focused, regional client service organizations. CRT members focus on cross-selling to existing clients and bringing new clients to the Company. Covering specified geographic zones, CRT members take advantage of telemarketing techniques and information technology to manage client relationships, develop customized service programs and information systems.

     Competition and Business Conditions: The Company's principal businesses are directly affected by the volume of international trade, particularly trade between the United States and foreign nations, which is influenced by many factors. These influences include economic and political conditions in the United States and abroad, major work stoppages, exchange controls, currency fluctuations, wars and other armed conflicts and United States and foreign laws relating to tariffs, trade restrictions, foreign investments and taxation. The global logistics services industry is intensely competitive and expected to remain so for the foreseeable future. The Company encounters competition from a large number of firms. Much of this competition is from local or regional firms which have only one or a small number of offices and do not offer the breadth of services and integrated approach offered by the Company. However, some of the competition is from major United States and foreign-owned firms which have networks of offices and offer a wide variety of services. The Company believes quality of service, including information systems capability, global network capacity, reliability, responsiveness, expertise, convenience, scope of operations, customized program designs and price are important competitive factors in its industry.

     The Company encounters strong competition in the markets for each of its principal services, identified as: customs brokerage, air and ocean freight forwarding and warehouse and distribution. The Company has customs brokerage offices in most major ports in the United States, Canada, United Kingdom and other selected foreign locations. Although the Company competes with several large United States and foreign firms in virtually all of its locations, the principal customs brokerage competition is exerted by local and regional firms.

     As an ocean freight forwarder, the Company's competition includes steamship companies, large forwarders with multiple offices and local and regional forwarders with one or a small number of offices. As an airfreight forwarder, the Company's principal competition is represented by other airfreight forwarders in the United States and overseas. As a warehouse and distribution service provider, the Company's principal competition includes local, regional, national and international providers of the same or similar services.

     Approximately one-half of the Company's revenue was recorded by non-United States subsidiaries in 1998. The strength of the United States Dollar, coupled with the economic contraction in Asia, are having an impact on the Company's operations. For example, the Company is beginning to experience volume declines to Asia and modest volume increases to the United States and Europe from Asia. In addition, competitive pressures continue to exert downward force on transportation pricing.

     Regulation: As a customs broker operating in the United States, the Company is licensed by the United States Department of the Treasury and regulated by the United States Customs Service. The Company's fees as a customs broker are not regulated. The Company's airfreight forwarding business is subject to regulation, as an indirect air cargo carrier, under the Federal Aviation Act by the Department of Transportation (DOT), the successor to the Civil Aeronautics Board, although Part 296 of the DOT's Economic Aviation Regulations exempts airfreight forwarders from most of the act's requirements. In its ocean freight forwarding business, the Company is licensed as an ocean freight forwarder by the Federal Maritime Commission (FMC). The FMC does not regulate the Company's fees in any material respect. The Company's NVOCC business is subject to regulation under the FMC tariff filing and surety bond requirements, and under the Shipping Act of 1984, particularly those terms prescribing rebating practices. The Company is regulated as a direct and as an indirect truck cargo carrier by the DOT, previously the Interstate Commerce Commission, by which the Company is licensed as both a common carrier and a property broker. For dispatch purposes, the Company also holds an FCC Radio License. The Company's marine cargo insurance brokerage business is licensed by the California Department of Insurance.

     The Company's offshore operations are subject to similar regulation by the regulatory authorities of the respective foreign jurisdictions. Some of the Company's warehouse operations are approved by United States Customs as container freight stations, and/or cargo examination stations and/or Class III bonded warehouses.

     Trademarks: The Company holds registered trademarks and/or service marks in the United States and numerous foreign countries for "Fritz Companies" and certain related names and the Company's logo.

     Employees: As of May 31, 1998, the Company had approximately 10,000 employees located throughout the world. The Company considers its relationship with its employees to be satisfactory.

     Management: The Company's executive officers are as follows:

           NAME              AGE
           ----              ---
Lynn C. Fritz..............  56     Chairman of the Board and Chief Executive Officer
Dennis L. Pelino...........  50     President and Chief Operating Officer
Robert Arovas..............  55     Executive Vice President and Chief Financial Officer
Jan H. Raymond.............  49     Senior Vice President, Secretary and General Counsel
Eugene Wojciechowski.......  43     Senior Vice President and Chief Information Officer
Ronald W. Womack...........  51     Vice President of Finance and Principal Accounting
                                    Officer
Janet Helvey...............  46     Vice President -- Accounts Receivable
Seamus M. Owen.............  54     Vice President -- Human Resources

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

     ROBERT AROVAS joined the Company in January 1997 as Executive Vice President and Chief Financial Officer. Prior to joining the Company, he was the Senior Vice President and Chief Financial Officer of BAX Global, Inc. (formerly Burlington Air Express, Inc.) for the past nine years and was previously a Vice President of the Pittston Company (the parent company of Burlington Air Express, Inc.). Mr. Arovas is a graduate of Syracuse University with a B.S. degree in accounting.

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

     EUGENE E. WOJCIECHOWSKI joined the Company in January 1997 as Senior Vice President and Chief Information Officer. Prior to joining the Company, he was Vice President of Information Systems at USL Capital Corporation, a division of Ford Financial Services, and held positions of increasing responsibility at GE Capital, PHH Group Inc., and ADP Network Services. Mr. Wojciechowski holds a MBA in Information Systems from the University of Maryland and a B.S. in Mathematics and Business Administration from Towson State University.

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

     JANET HELVEY joined the Company in March 1997 as Vice President of Accounts Receivable. Prior to joining the Company, she was the Controller -- Accounts Receivable of BAX Global, Inc. (formerly Burlington Air Express, Inc.). Ms. Helvey holds a B.A. degree from Muskingum College.

     SEAMUS M. OWEN joined the Company in April of 1998 as Vice President of Human Resources. Prior to joining the Company, he served as Vice President of Human Resources for Sydran Services, Inc. Prior to Sydran Services, Mr. Owen held increasingly responsible roles with United Airlines, Sea-Land Services and Ross Stores, Inc. Mr. Owen holds a B.S. degree from San Francisco State University.

ITEM 2 -- PROPERTIES (Not in thousands)

     As of May 31, 1998, the Company operated approximately 340 offices and logistics centers worldwide, including its headquarters in San Francisco. The Company also operated approximately 120 warehousing and distribution centers, which range in size from approximately 1,000 square feet to approximately 595,000 square feet. The warehousing and distribution centers totaled approximately 7.2 million square feet as of May 31, 1998 of which the Company owns approximately 86,500 square feet and leases the remaining space. The leases for the Company's principal properties generally have terms of three years or more and often include options to renew. While some of the Company's leases are month-to-month and others expire in the near term, the Company does not believe the expiration of any of its leases will have a material adverse effect on its operations. See Note 6 of Notes to Consolidated Financial Statements.

ITEM 3 -- LEGAL PROCEEDINGS

     The Company is party to routine litigation incident to its business, primarily claims for goods lost or damaged in transit or improperly shipped. Most of the lawsuits in which the Company is the defendant are covered by insurance and are being defended by the Company's insurance carriers. The Company has established reserves for customer claims which management believes are adequate to cover those litigation losses which may occur.

     In 1996, a total of six complaints were filed (three in federal courts and three in California state courts) against the Company and certain of its then officers and directors, purporting to be brought on behalf of a class of purchasers or holders of the Company's stock between August 28, 1995 and July 23, 1996. The complaints allege various violations of Federal Securities law and California Corporate Securities law in connection with prior disclosures made by the Company and seek unspecified damages.

     The three class action suits filed against the Company in California state courts were dismissed with prejudice by the Superior Court of California for the County of San Francisco on grounds the claims asserted under the California Corporate Securities law and common law fraud were not legally tenable. One of the dismissals has been reversed on appeal, permitting the plaintiff to file an amended complaint which has been filed.

     The three class action suits filed against the Company in federal court were consolidated into one suit which was dismissed with prejudice by the United States District Court for the Northern District of California, finding the plaintiffs had not alleged any statement that was false and misleading in violation of federal securities laws. Plaintiffs have filed an appeal with the Ninth Circuit Court of Appeals. That appeal is pending.

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

     The following table sets forth the high and low sales price in the NASDAQ national market system for the Company's common stock for the period from June 1, 1996 to May 31, 1998.

                                                              PRICE RANGE
                                                           ------------------
                                                            HIGH        LOW
                                                           -------    -------
FISCAL PERIOD 1998
  First Quarter..........................................  $13.500    $ 8.500
  Second Quarter.........................................   16.000     11.500
  Third Quarter..........................................   14.750     11.000
  Fourth Quarter.........................................   16.812     12.625
FISCAL PERIOD 1997
  First Quarter..........................................  $36.000    $ 8.750
  Second Quarter.........................................   17.250     14.000
  Third Quarter..........................................   16.250     10.000
  Fourth Quarter.........................................   11.370      7.875

     There were approximately 615 stockholders of record as of May 31, 1998. No cash dividends were paid to stockholders during the year ended May 31, 1998.

     The Company intends to retain its future earnings for use in its business and, accordingly, anticipates no cash dividends will be paid to holders of shares of common stock in the foreseeable future.

ITEM 6 -- SELECTED FINANCIAL DATA

                      (In Thousands Except Per Share Data)

                                                                                                       TWELVE
                                                                                     FIVE MONTHS       MONTHS
                                          TWELVE MONTHS ENDED MAY 31,                   ENDED          ENDED
                               --------------------------------------------------      MAY 31,      DECEMBER 31,
                                  1998         1997         1996        1995(A)         1995            1994
                               ----------   ----------   ----------   -----------    -----------    ------------
                                                                      (UNAUDITED)
Revenue......................  $1,300,083   $1,156,770   $1,043,858    $870,903       $400,426        $773,389
Net Revenue..................     558,265      509,371      457,568     366,487        165,682         332,583
Merger and related costs.....                       --       14,555          --         29,995              --
Income (loss) from
  operations(b)..............      25,813        2,858       38,659      50,645        (12,368)         46,209
Net income (loss)............      18,090          308       25,001      32,310         (8,319)         30,133
Net income (loss) per
  share -- basic.............         .51          .01          .73        1.00           (.25)            .96
Net income (loss) per
  share -- diluted...........         .50          .01          .71         .99           (.25)            .94
Total assets.................     722,398      723,516      733,462     576,698(c)     576,698         530,810
Long-term obligations, net of
  current portion............     101,346       84,884       89,505      33,567(c)      33,567          33,048
Stockholder's equity.........     250,328      234,695      230,747     174,215(c)     174,215         177,917

---------------

(a)  On May 30, 1995, the Company completed its merger with
     Intertrans Corporation (Intertrans), which was accounted as a pooling of interests. Accordingly, the Company's financial statements have been restated for all periods prior to the merger, to include the results of operations, financial position and cash flows of Intertrans. The twelve months ended May 31, 1995 period represents combined operating results reported for the Company and Intertrans for the twelve months ended March 31, 1995 and April 30, 1995, respectively. In May 1995 the Company recorded merger and related costs in connection with the merger with Intertrans of approximately $30.0 million. In 1996, the Company recorded additional merger and related costs of $14.6 million which were incurred in association with the Intertrans merger. Excluding these merger and related costs, income from operations for the five months ended May 31, 1995 would have been $17.6 million.
(b) The results in 1997 include a third quarter increase to the Allowance for Doubtful Accounts of approximately $17 million due to less than satisfactory collection performance.
(c)  Amounts are as of May 31, 1995.

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto. Certain prior year amounts have been reclassified to conform with the current year presentation.

     Results of Operations: The Company's principal services are customs brokerage, international airfreight and ocean freight forwarding and warehousing and distribution. Revenue for international ocean and airfreight forwarding and surface transportation consolidation as an indirect carrier includes the consolidation and transportation costs (e.g., ocean freight costs).

     Revenue for customs brokerage, international ocean and airfreight forwarding and surface transportation as an agent includes only the fees and commissions related to such shipments. For comparative purposes, the following table is provided for the results of operations for the years ended May 31, 1998, 1997 and 1996.

                                                              TWELVE MONTHS ENDED MAY 31,
                                                         --------------------------------------
                                                            1998          1997          1996
                                                         ----------    ----------    ----------
REVENUE
  Customs Brokerage....................................  $  165,055    $  152,257    $  142,606
  Ocean Freight Forwarding.............................     375,933       334,701       315,037
  Airfreight Forwarding................................     576,643       531,100       491,938
  Warehouse and Distribution...........................     182,452       138,712        94,277
                                                         ----------    ----------    ----------
          Total Revenue................................  $1,300,083    $1,156,770    $1,043,858
                                                         ==========    ==========    ==========
NET REVENUE
  Customs Brokerage....................................  $  165,055    $  152,257    $  142,606
  Ocean Freight Forwarding.............................     120,497       107,480       100,780
  Airfreight Forwarding................................     158,514       149,333       143,903
  Warehouse and Distribution...........................     114,199       100,301        70,279
                                                         ----------    ----------    ----------
          Total Net Revenue............................  $  558,265    $  509,371    $  457,568
                                                         ==========    ==========    ==========
Operating Expenses.....................................  $  532,452    $  506,513    $  418,909
                                                         ----------    ----------    ----------
Income From Operations.................................  $   25,813    $    2,858    $   38,659
                                                         ----------    ----------    ----------
Net Income.............................................  $   18,090    $      308    $   25,001
                                                         ==========    ==========    ==========

FISCAL YEAR ENDED MAY 31, 1998 COMPARED TO FISCAL YEAR ENDED MAY 31, 1997

     Revenue and Net Revenue: Revenue increased 12.4% to $1,300.0 million in 1998 from $1,156.8 million reported in the prior year and net revenue increased 9.6% to $558.3 million from $509.4 million reported in the prior year. All of the Company's principal service areas reported revenue and net revenue growth for the current year. Revenue and net revenue growth during the current year were primarily attributable to expansion of existing operations as only a small percentage of the growth was applicable to acquisitions made during the prior and current year. The effect of translation rate changes during the period resulted in a decrease in revenues during 1998 of approximately $60.0 million. The resultant growth rate was adversely affected by approximately 5 percentage points.

     Customs brokerage net revenue increased 8.4% to $165.1 million from $152.3 million reported in the prior year. The number of United States Customs entries filed by the Company increased approximately 20.3% to 2.65 million from 2.20 million in the prior year. The increase in revenue and number of United States Customs entries filed was caused principally by increased Canadian border activity, expansion of business with existing customers, continued NAFTA incentives and increased import activity from Asian countries.

     Ocean freight forwarding revenue and net revenue increased 12.3% and 12.1%, respectively, due to increased shipping volumes from existing and new customers. The increase in ocean volumes was caused principally by additional products being shipped from Asia to North America and Europe and increased NVOCC shipments. Net revenue as a percentage of gross revenue remained constant at 32.1% during the current and prior year in spite of significant changes in mix between the ocean freight forwarding and NVOCC business. During the early part of the fiscal year, carrier capacity in certain tradelanes, specifically those which the Company had committed capacity, increased at a faster rate than shipping volumes. That excess capacity resulted in downward pressure on pricing levels and caused lower gross margins. The fourth quarter reflected an increase in sales volume, coupled with reduced transportation costs. These combined to overcome the earlier margin decline resulting in the overall margin to be comparable to the prior year.

     Airfreight forwarding revenue and net revenue increased 8.6% and 6.1%, respectively, due to increased numbers of shipments and total chargeable weight of cargo shipped. The increase in the number of shipments was provided primarily from existing customers. Gross margin decreased to 27.5% from 28.1% in the prior year. The decrease in gross margin was primarily due to higher transportation costs during the first half of the year which could not be passed to customers. The fourth quarter reflected a decrease in volume causing a decrease in revenue and net revenue compared to the same period in the prior year. This decrease was primarily attributable to a decrease in United States export volume resulting from the Asian currency crisis and the loss of certain accounts on the basis of price. Overall declines were partially offset by increased volume of business for United States domestic airfreight services which contributes generally higher net revenues as a percentage of gross revenue than international shipments.

     Warehousing and distribution revenue and net revenue increased 31.5% and 13.9%, respectively, due principally to increased demand from existing integrated logistics customers, expansion of overseas and domestic services, expansion of warehouse facilities, and strong Latin American, United States and certain European economies. A significant portion of the increased revenue resulted from trucking operations in Europe and the United States, which have a significantly lower gross margin than warehouse products.

     Operating Expenses: Operating expenses increased 5.1% to $532.5 million from $506.5 million reported in the prior year. Salaries and related costs increased due to growth in the number of personnel. Salaries and related costs as a percentage of net revenue decreased to 58.4% from 59.4% in the prior year.

     General and administrative expenses increased 1.2% to $206.4 million from $204.0 million reported in the prior year. The overall expense increase was mitigated by a prior year charge of $17.0 million to the Allowance for Doubtful Accounts. Excluding this adjustment, general and administrative expenses increased 10.4% during the current year which was principally due to greater shipping volumes, higher occupancy costs and an increase in information systems costs. General and administrative expenses as a percentage of net revenue were 37.0% compared to 40.0% (36.7%, excluding the $17.0 million charge) reported in the prior year.

     Other Income and Expense: Due to the strengthening of the U.S. Dollar, realized currency gains increased by 126%. This increase, together with higher levels of interest income, was sufficient to more than mitigate interest expense which remained unchanged at $8.2 million.

     Income tax expense consisted of approximately $14.9 million of current tax provision and $6.4 million of deferred tax benefit. The Company's historical tax rate was based upon a 32% worldwide effective rate. This rate was 3 percentage points lower than the previous year and results from a recent global tax review and implementation of programs identified during the review.

FISCAL YEAR ENDED MAY 31, 1997 COMPARED TO FISCAL YEAR ENDED MAY 31, 1996

     Revenue: Revenue increased 10.8% to $1,156.8 million in 1997 from $1,043.9 million in 1996. All the Company's principal service areas reported revenue increases. Warehouse and Distribution revenue increased by $44.4 million, or 47.1%, from the prior year. Air and ocean transportation shipments provided combined transportation revenue growth of $58.8 million, an increase of 7.3% over the previous year. Customs brokerage revenue increased $9.7 million, or 6.8%, over the previous year. Revenue attributed to current year acquisitions and the incremental revenue from prior year acquisitions was $76.4 million, or 67.7% of total revenue growth in 1997. The balance of the revenue growth, totaling $36.5 million, was derived from additional volumes from existing customers and new customers added during the year. Price competition in the Company's traditional transportation and brokerage services remained intense all year with resultant downward pressure on prices. During the year fuel surcharges were placed on the Company's airfreight business as a result of increases in fuel cost. To a great extent, these price increases levied by most carriers were passed to customers.

     Net Revenue increased 11.3% to $509.4 million in 1997 from $457.6 million in 1996. Warehouse and Distribution provided an increase of $30.0 million in net revenue, a 42.7% gain over the prior year, as the Company continued to rapidly expand its logistics and supply chain management businesses. In percentage terms, this segment has been the fastest growing segment of the business. Customs brokerage provided approximately $9.7 million growth in net revenue, up 6.8% versus prior year. Existing customers and expansion of operations along the USA and Canadian border accounted for much of the gain. Further growth in customs brokerage was provided from operations in the United Kingdom. Air export net revenue totaling $149.3 million increased by $5.4 million or 3.8%. This modest increase reflects continued pressure on pricing with continuing increases in transactions and tonnage. Ocean net revenues increased by $6.7 million, or 6.6% as the Company continued to see much faster growth in NVOCC revenues compared with ocean freight forwarding revenues.

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

     Other Income and Expense: Other expense was $2.4 million in 1997 compared to $0.2 million for the prior period. The increase occurred primarily from an increase in interest expense, which is a function of the increase in short-term borrowings and long-term obligations. For further discussion of borrowings and obligations see Note 3 of Notes to Consolidated Financial Statements.

     Income Taxes: Taxes on income for 1997 were $0.2 million compared to $13.5 million for 1996. The effective tax rates for 1997 and 1996 were 35%. The Company's effective tax rate may fluctuate due to changes in local tax rates and regulations in those countries in which the Company operates and the level of pre-tax profit earned in those countries.

  Liquidity and Capital Resources

     Cash and equivalents were $53.9 million at May 31, 1998, representing a 24.2% increase from $43.4 million at May 31, 1997. Positive operational cash flow of $55.1 million was used to fund capital expenditures of $21.8 million resulting in free cash flow of $33.3 million. Capital expenditures consisted mostly of expenditures for computer hardware and software, leasehold improvements, and warehouse equipment.

     The Company paid cash of $15.4 million relating to acquisitions. These payments consisted of reductions to existing debt totaling $8.8 million, and additional payments to the sellers of the acquired businesses totaling $6.6 million resulting from achievement of specified net revenue or pre-tax income levels from operating units with purchase price contingencies.

     On March 27, 1998, the Company entered into a $100 million syndicated multi-currency (Credit Facility), maturing March 2001. Borrowings under this facility are classified as long-term debt. This Credit Facility replaces a $60 million credit facility which was to mature December 15, 1998. The purpose of the Credit Facility is to provide letters of credit and working capital as required. The Company must comply with certain financial covenants such as: 1) minimum working capital, 2) minimum net worth, 3) maximum leverage ratio, 4) minimum fixed charge coverage ratio, and 5) maximum capital expenditures.

     As of May 31, 1998, utilization of the Credit Facility was $25.5 million, comprised of $10.0 million of borrowings under the Credit Facility and $15.5 million for outstanding letters of credit. Therefore, the Company's total available borrowing capacity under the Credit Facility as of May 31, 1998 was approximately $74.5 million.

     The Company makes significant disbursements on behalf of its customers for items such as customs duty and taxes. Billings to customers for these disbursements, which can be several times the amount of the revenue derived from these transactions, are not recorded as revenue and expenses in the Company's income statement. These obligations, which greatly exceed reported revenues, are recorded as amounts due from customers and trade accounts payable.

  New Accounting Standards

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP provides guidance for accounting for the costs of computer software for internal use whether developed or purchased. The provisions of the SOP will be effective for financial statements for fiscal years beginning after December 15, 1998. Earlier application is permitted. This statement is effective for the Company's fiscal year 1999. Adoption of this statement of position is not expected to have a material impact on the Company's results of operations.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which requires enterprises to report, by major component and in total, all changes in equity from non-owner sources; and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for operating segments and related disclosures about products, services, geographic areas and major customers.

     The above statements are effective for the Company's fiscal year 1999. The effect of these statements will be limited to the form and content of the Company's disclosures and are not expected to materially impact the Company's results of operations, cash flow or financial position.

  "Safe Harbor" Statement Under the Private Securities Litigation Reform Act of 1995

     The statements in this filing that relate to future plans, events, expectations, objectives or performance (or assumptions underlying such matters) are forward-looking statements that involve a number of risks and uncertainties. Set forth below are certain important factors that could cause the company's actual results to differ materially from those expressed in any forward-looking statements.

  Year 2000

     The Company conducted a comprehensive review of its computer systems to identify the systems affected by year 2000 (Y2K) and developed an implementation plan to resolve these issues. This Y2K plan includes remediation of certain systems, upgrading various systems and replacement of certain other systems. Costs associated with modifying computer software for Y2K are expensed as incurred. Total costs to upgrade or replace certain company systems for Y2K are estimated to be approximately $6 million. Actual costs may vary from the estimates as the remediation and testing the Company's systems progresses. The Company believes modifications made to existing software and conversion to new software will be completed before operations would be affected by the date designation. However, if such modifications and conversions fail or miscalculate, Y2K may have a material impact on the operations of the Company.

     The Company has begun the process of contacting customers, vendors, carriers, government agencies, and other trading partners to ensure their systems and services are Y2K compliant. The Company receives services from its trading vendor partners in connection with the delivery by the Company of products and services to its customers. Although the Company is not directly responsible for these trading partners' systems, their problems with the Y2K could materially effect the Company's business operations.

  Currency and Other Risk Factors

     The Company's worldwide operations are transacted in many currencies other than the U.S. Dollar. Accordingly, the Company is exposed to inherent risks of international currency markets and governmental regulations. The Company manages these currency exposures through a variety of means such as hedging, conversion of local cash to U.S. dollars, accelerating and decelerating international payments among the Company's offices and agents. The Company's translation adjustment and foreign exchange losses for fiscal year 1998 increased due to the strengthening of the U.S. dollar relative to certain currencies of Asia, Europe and Latin America. In particular, during the second and third quarters of fiscal year 1998, the currencies of many Asian countries devalued significantly. The charge to equity in the currency translation adjustment during 1998 was $9.8 million while net foreign currency gains realized during fiscal year 1998 were approximately $7.3 million. Devaluation of foreign currencies could adversely impact the financial results of operations in future periods.

     The Company's ability to provide service to its customers is highly dependent on good working relationships with a variety of entities such as airlines, steamship carriers and governmental agencies. Changes in space allotments available from carriers, governmental deregulation efforts, regulations governing the Company's products, and/or the international trade and tariff environment could affect the Company's business in unpredictable ways.

     Management believes the Company's business has not been significantly or adversely affected by inflation in the past. Historically, the Company has generally been successful in passing cost increases to its customers by means of price increases. However, competitive marketplace conditions could impede the ability to pass future cost increases to customers and could erode the Company's operating margins.

     Additional risks and uncertainties include:

     (i) The Company's ability to continue its program to improve operating results and cash flows,

     (ii) Dependence of the Company on international trade resulting from favorable worldwide economic conditions,

     (iii) Dependence of the Company on continued services of key executives and managers,

     (iv) Risks associated with the Company's acquisition strategy, including:

          (a) Diversion of management's attention to the assimilation of operations and personnel of acquired companies,

          (b) Potential adverse short-term effects of acquisitions on the Company's operating results, and

          (c) Integration of financial reporting systems and acquired assets.

     (v) The possible inability of the Company's information systems to keep pace with the increasing complexity and growth of the Company's business and Y2K issues,

     (vi) The increasing level of investment required by the transition of the Company from prior predominance of customs brokerage revenue to an increasing emphasis on integrated logistics and providing a full range of international transportation and supply chain management services,

     (vii) Diversion of management focus and resources as a result of pending litigation,

     (viii) Other risks disclosed elsewhere in this Form 10-K or in the Company's other filings with the Securities and Exchange Commission.

     The Company is continuing its comprehensive review of its pricing structure of its various services and customer credit terms. The Company is also continuing to review its expenses to improve the quality and efficiencies of the Company's processes within the operating and supporting departments.

ITEM 7A -- QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURE

     The Company's market capitalization as of January 28, 1997 did not exceed $2.5 billion. Therefore, in accordance with the instructions to this item, this item as part of this report is not applicable.

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is set forth at the pages indicated in Item 14(a) of this Annual Report.

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated herein by reference from the sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's definitive proxy statement to be filed with the Securities and Exchange Commission no later than 120 days after the Company's year end and to be delivered by the Company to its shareholders in conjunction with the 1998 Annual Meeting of Shareholders. See also Item 1 above.

ITEM 11 -- EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference from the sections entitled "Compensation of Executive Officers," "Options Granted to Executive Officers" and "Employment Agreements" of the Company's definitive proxy statement to be filed with the Securities and Exchange Commission no later than 120 days after the Company's year end and to be delivered by the Company to its shareholders in conjunction with the 1998 Annual Meeting of Shareholders.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated herein by reference from the section entitled "Ownership of Management and Principal Stockholders" of the Company's definitive proxy statement to be filed with the Securities and Exchange Commission no later than 120 days after the Company's year end and to be delivered by the Company to its shareholders in conjunction with the 1998 Annual Meeting of Shareholders.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference from the section entitled "Transactions with the Company" of the Company's definitive proxy statement to be filed with the Securities and Exchange Commission no later than 120 days after the Company's year end and to be delivered by the Company to its shareholders in conjunction with the 1998 Annual Meeting of Shareholders.

                                    PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report on Form 10-K:

                                                              PAGE NO.
                                                              --------
(1) Consolidated Financial Statements of the Company:
     Consolidated Balance Sheets............................  F-1
     Consolidated Statements of Operations..................  F-2
     Consolidated Statements of Cash Flows..................  F-3
     Consolidated Statements of Stockholders' Equity........  F-4
     Notes to Consolidated Financial Statements.............  F-5
     Independent Auditors' Report...........................  F-18
(2) Financial Statement Schedules:
     Schedule II -- Valuation and Qualifying Accounts.......  F-19
     All other schedules are omitted by absence of
     conditions under which they would be required or
     because the required information is included in the
     consolidated financial statements or notes thereto.
(3) Exhibits:
     See attached Exhibit Index.............................  F-20

     (b) The Company filed the following reports on Form 8-K from March 1, 1998 through the date hereof in 1998.

        1) March 6, 1998

        Item 5. Other Events

        On February 9, 1998, the California Court of Appeal reversed an order of the San Francisco Superior Court dismissing with prejudice a class action lawsuit filed against the Company and certain of its officers (Greenfield v. Fritz), finding the plaintiff should have been given an opportunity to amend its defective complaint.

        On March 5, 1998, the United States District Court of the Northern District of California entered an order dismissing with prejudice the class action lawsuits filed against the Company and certain of its officers in July and August 1996 (Polk v. Fritz, Weiss v. Fritz and E.M. Lawrence etc. Trust v. Fritz), finding that plaintiffs had not alleged any statement that was false and misleading in violation of the federal securities laws.

                                   SIGNATURES

     Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FRITZ COMPANIES, INC.

                                          By: /s/ Lynn C. Fritz
                                          --------------------------------------
                                                       Lynn C. Fritz
                                                   Chairman of the Board

Date: July 15, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on July 15, 1998 by the following persons on behalf of the registrant and in the capacities indicated.

                       SIGNATURE                                       TITLE                   DATE
                       ---------                                       -----                   ----

                   /s/ LYNN C. FRITZ                      Chairman of the Board and Chief  July 15, 1998
--------------------------------------------------------  Executive Officer (Principal
                     Lynn C. Fritz                        Executive Officer)

                  /s/ DENNIS L. PELINO                    President, Chief Operating       July 15, 1998
--------------------------------------------------------  Officer and Director
                    Dennis L. Pelino

                   /s/ ROBERT AROVAS                      Executive Vice President and     July 15, 1998
--------------------------------------------------------  Chief Financial Officer and
                     Robert Arovas                        Principal Financial Officer

                  /s/ RONALD W. WOMACK                    Vice President of Finance and    July 15, 1998
--------------------------------------------------------  Principal Accounting Officer
                    Ronald W. Womack

                 /s/ JAMES E. GILLERAN                    Director                         July 15, 1998
--------------------------------------------------------
                   James E. Gilleran

                   /s/ PRESTON MARTIN                     Director                         July 15, 1998
--------------------------------------------------------
                     Preston Martin

                   /s/ PAUL OTELLINI                      Director                         July 15, 1998
--------------------------------------------------------
                     Paul Otellini

                 /s/ WILLIAM J. RAZZOUK                   Director                         July 15, 1998
--------------------------------------------------------
                   William J. Razzouk

                             FRITZ COMPANIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                              MAY 31,     MAY 31,
                                                                1998        1997
                                                              --------    --------
CURRENT ASSETS:
  Cash and equivalents......................................  $ 53,935    $ 43,368
  Accounts receivable, net of allowance for doubtful
     accounts of $23,232 in 1998 and $22,292 in 1997........   406,381     414,550
  Deferred income taxes.....................................    16,978      10,519
  Prepaids and other current assets.........................    23,142      27,978
                                                              --------    --------
          Total current assets..............................   500,436     496,415
                                                              --------    --------
PROPERTY AND EQUIPMENT -- NET...............................    92,049     100,879
                                                              --------    --------
OTHER ASSETS:
  Intangibles, net of accumulated amortization of $16,866 in
     1998 and $16,204 in 1997...............................   112,965     110,691
  Other assets..............................................    16,948      15,531
                                                              --------    --------
          Total other assets................................   129,913     126,222
                                                              --------    --------
          TOTAL ASSETS......................................  $722,398    $723,516
                                                              ========    ========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term obligations and short-term
     borrowings.............................................  $  4,764    $ 37,200
  Accounts payable..........................................   266,863     276,228
  Accrued liabilities.......................................    74,880      73,094
  Income tax payable........................................    12,394       7,148
                                                              --------    --------
          Total current liabilities.........................   358,901     393,670
                                                              --------    --------
LONG-TERM OBLIGATIONS.......................................   101,346      84,884
DEFERRED INCOME TAXES.......................................     1,585       1,243
OTHER LIABILITIES...........................................    10,238       9,024
                                                              --------    --------
          TOTAL LIABILITIES.................................   472,070     488,821
                                                              --------    --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
  Common stock: par value $.01 per share; 60,000 shares
     authorized, 35,896 shares issued and outstanding,
     (35,445 shares issued and outstanding in 1997).........       359         354
Additional paid-in capital..................................   131,797     124,424
Retained earnings...........................................   130,985     112,895
Cumulative foreign currency translation adjustments.........   (12,813)     (2,978)
                                                              --------    --------
          Total stockholders' equity........................   250,328     234,695
                                                              --------    --------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........  $722,398    $723,516
                                                              ========    ========

          See accompanying notes to consolidated financial statements.

                             FRITZ COMPANIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   YEAR ENDED MAY 31,
                                                         --------------------------------------
                                                            1998          1997          1996
                                                         ----------    ----------    ----------
REVENUE................................................  $1,300,083    $1,156,770    $1,043,858
FREIGHT CONSOLIDATION COSTS............................     741,818       647,399       586,290
                                                         ----------    ----------    ----------
NET REVENUE............................................     558,265       509,371       457,568
                                                         ----------    ----------    ----------
OPERATING EXPENSES
  Salaries and related costs...........................     326,025       302,555       249,243
  General and administrative...........................     206,427       203,958       155,111
  Merger and related costs.............................          --            --        14,555
                                                         ----------    ----------    ----------
          Total operating expenses.....................     532,452       506,513       418,909
                                                         ----------    ----------    ----------
INCOME FROM OPERATIONS.................................      25,813         2,858        38,659
OTHER INCOME (EXPENSE).................................         789        (2,384)         (196)
                                                         ----------    ----------    ----------
INCOME BEFORE INCOME TAX EXPENSE.......................      26,602           474        38,463
INCOME TAX EXPENSE.....................................       8,512           166        13,462
                                                         ----------    ----------    ----------
NET INCOME.............................................  $   18,090    $      308    $   25,001
                                                         ==========    ==========    ==========
Weighted average shares outstanding -- Basic...........      35,744        35,128        34,239
                                                         ==========    ==========    ==========
Net Income per share -- Basic..........................  $      .51    $      .01    $      .73
                                                         ==========    ==========    ==========
Weighted average shares outstanding -- Diluted.........      36,128        35,473        35,273
                                                         ==========    ==========    ==========
Net Income per share -- Diluted........................  $      .50    $      .01    $      .71
                                                         ==========    ==========    ==========

          See accompanying notes to consolidated financial statements.

                             FRITZ COMPANIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                    YEAR ENDED MAY 31,
                                                             --------------------------------
                                                               1998        1997        1996
                                                             --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income...............................................  $ 18,090    $    308    $ 25,001
  Adjustments to reconcile net income to net cash
  Provided by (used in) operating activities:
     Depreciation and amortization.........................    26,385      24,600      20,162
     Customer deposits refunded, net.......................        --          --      (1,984)
     Deferred income taxes.................................    (6,358)     (5,005)       (114)
     Stock compensation....................................     4,412       2,299         756
     Other.................................................    (1,073)     (1,559)        143
     Effect of changes in:
       Receivables, net....................................    14,253     (15,314)    (41,990)
       Prepaids and other current assets...................     4,954         391       4,183
       Payables and accrued liabilities....................    (5,605)    (36,231)     13,924
       Accrued merger and related costs....................        --          --     (10,019)
                                                             --------    --------    --------
  Net cash provided by (used in) operating activities......    55,058     (30,511)     10,062
                                                             --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures.....................................   (21,797)    (42,481)    (42,569)
  Acquisitions, net of cash acquired.......................    (6,621)    (12,237)    (10,429)
  Acquisitions, debt.......................................    (8,758)    (11,873)    (15,135)
  Proceeds from sale of fixed assets.......................     3,485      33,747       5,082
  Other....................................................    (2,806)     (1,093)        607
                                                             --------    --------    --------
  Net cash used in investing activities....................   (36,497)    (33,937)    (62,444)
                                                             --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (decrease) increase in short-term borrowings.........   (11,991)     22,833       2,000
  Proceeds from issuance of long-term obligations..........    11,695       8,016      81,911
  Long-term obligations repaid.............................    (4,378)    (11,513)    (34,917)
  Proceeds from stock options exercised....................       389       5,161      17,359
  Employee stock purchases.................................       422         431          --
  Other....................................................      (303)     (1,269)        147
                                                             --------    --------    --------
  Net cash provided by (used in) financing activities......    (4,166)     23,659      66,500
                                                             --------    --------    --------
Foreign currency translation effect on cash................    (3,828)     (2,304)     (1,918)
                                                             --------    --------    --------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS................    10,567     (43,093)     12,200
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD................  $ 43,368    $ 86,461    $ 74,261
                                                             --------    --------    --------
CASH AND EQUIVALENTS AT END OF PERIOD......................  $ 53,935    $ 43,368    $ 86,461
                                                             ========    ========    ========
OTHER CASH FLOW INFORMATION:
  Income taxes paid........................................  $  9,640    $  8,185    $ 13,282
                                                             ========    ========    ========
  Interest paid............................................     8,471       8,622       4,892
                                                             ========    ========    ========
  Noncash investing and financing activities in connection
     with acquisitions:
       Receivables assumed.................................    (6,084)         --          --
                                                             ========    ========    ========
       Payables and accrued liabilities assumed............     6,557       2,189      36,600
                                                             ========    ========    ========
       Capital stock issued................................     2,155         350       3,150
                                                             ========    ========    ========
       Other...............................................    (2,628)         --          --
                                                             ========    ========    ========

          See accompanying notes to consolidated financial statements.

                             FRITZ COMPANIES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                               CUMULATIVE
                                                                                                 FOREIGN
                                                  ADDITIONAL                TREASURY STOCK      CURRENCY         TOTAL
                                                   PAID-IN     RETAINED   ------------------   TRANSLATION   STOCKHOLDERS'
                               SHARES    AMOUNT    CAPITAL     EARNINGS   SHARES     AMOUNT    ADJUSTMENTS      EQUITY
                               -------   ------   ----------   --------   -------   --------   -----------   -------------
Balance, May 31, 1995........   31,858   $ 319     $120,066    $ 87,586    15,300   $(35,000)   $  1,244       $174,215
Net income...................                                    25,001                                          25,001
Foreign currency translation
  adjustment.................                                                                     (1,918)        (1,918)
Stock issued for services
  performed..................        1                   37                                                          37
Common stock issued in
  acquisition of companies...       81       1        3,149                                                       3,150
Stock split..................   17,220     172         (172)                                                          0
Stock options exercised......      950      10       17,349                                                      17,359
Tax benefit from exercise of
  stock options..............                        12,903                                                      12,903
Retirement of treasury
  stock......................  (15,300)   (153)     (34,847)              (15,300)    35,000                          0
Restricted stock grants......       88                                                                                0
                               -------   -----     --------    --------   -------   --------    --------       --------
Balance, May 31, 1996........   34,898     349      118,485     112,587         0          0        (674)       230,747
Net income...................                                       308                                             308
Foreign currency translation
  adjustment.................                                                                     (2,304)        (2,304)
Common stock issued in
  acquisition of companies...      215       2          350                                                         352
Stock grants and options
  exercised..................      292       3        5,158                                                       5,161
Employee Stock Purchase
  Plan.......................       40                  431                                                         431
                               -------   -----     --------    --------   -------   --------    --------       --------
Balance, May 31, 1997........   35,445   $ 354     $124,424    $112,895         0   $      0    $ (2,978)      $234,695
Net income...................                                    18,090                                          18,090
Foreign currency translation
  adjustment.................                                                                     (9,835)        (9,835)
Common stock issued in
  acquisition of companies...      161       2        2,155                                                       2,157
Stock grants and options
  exercised..................      251       3        4,796                                                       4,799
Employee Stock Purchase
  Plan.......................       39                  422                                                         422
                               -------   -----     --------    --------   -------   --------    --------       --------
Balance, May 31, 1998........   35,896   $ 359     $131,797    $130,985         0   $      0    $(12,813)      $250,328
                               =======   =====     ========    ========   =======   ========    ========       ========

          See accompanying notes to consolidated financial statements

                             FRITZ COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation: The consolidated financial statements include the accounts of Fritz Companies, Inc. (the Company) and all significant domestic and international companies wherein the Company has more than a 50% equity ownership or otherwise exercises control. The Company's interest in 20% to 50% owned companies are recorded on the equity method. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform with the current year's financial statement presentation.

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

     Property and Equipment: Property and equipment are stated at cost. Depreciation and amortization are determined using the straight-line method for the estimated useful lives of assets as follows:

Buildings................................................  40 years
Furniture and equipment..................................  5-10 years
Computer hardware and software...........................  3-5 years

     Leasehold improvements are amortized over their estimated useful lives or terms of the related lease, whichever is shorter. Certain costs related to internally developed software are capitalized and amortized on a straight-line basis over their expected useful life (not to exceed five years), commencing when the asset is placed in service.

     Maintenance and repair expenditures are charged to expense when incurred.

     Intangibles: Intangibles, including goodwill and covenants-not-to-compete, result from business acquisitions. Amortization is determined using the straight-line method over the estimated useful lives of the intangible assets as follows:

Goodwill.................................................  40 years
Covenants-not-to-compete.................................  2-5 years

     Net intangibles as of May 31, 1998 include goodwill of $112,584 and covenants-not-to-compete of $381. The Company annually reviews its long-lived assets, including goodwill, to determine whether events and circumstances would cause need to revise estimates of asset value. Potential impairment is evaluated on a basis of whether the asset is fully recoverable from projected, undiscounted net cash flows of the related business unit. Impairment would be recognized in operating results if a permanent diminution in value is determined to have occurred.

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

     Off-Balance Sheet Risk and Concentration of Credit Risk: Financial instruments which potentially subject the Company to concentrations of credit risk are principally represented by temporary cash investments and accounts receivable. The Company places its temporary cash investments with financial institutions to limit its risk of loss.

                             FRITZ COMPANIES, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     The Company's customer base is representative of a wide range of industries and includes customers located throughout the world. The Company had no significant concentration of credit risk as of May 31, 1998 or 1997. See Notes 3 and 8 of Notes to Consolidated Financial Statements for discussion of the Company's off-balance sheet risks.

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

     Net Revenue for air and ocean freight forwarding and consolidation of surface transportation as an indirect carrier is determined by deducting freight consolidation and transportation costs from such revenue.

     Net Income Per Share: The Company adopted the provisions to Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," effective December 1, 1997. The statement requires the calculation and disclosure of basic and diluted earnings per share as opposed to primary and fully diluted calculations required under Accounting Principles Board Opinion (APB) No. 15, "Earnings Per Share," and related pronouncements. All prior period earnings per share and average shares outstanding data have been restated to reflect the adoption of this statement. Basic and diluted earnings per share are presented below.

                                                                   YEAR ENDED MAY 31,
                                                              -----------------------------
                                                               1998       1997       1996
                                                              -------    -------    -------
BASIC:
  Net income................................................  $18,090    $   308    $25,001
  Weighted-average number of common shares outstanding......   35,744     35,128     34,239
     Basic earnings per common share........................  $  0.51       0.01    $  0.73
                                                              =======    =======    =======
DILUTED:
     Net income.............................................  $18,090    $   308    $25,001
SHARES:
  Weighted-average number of common shares outstanding......   35,744     35,128     34,239
  Potentially dilutive common shares........................      384        345      1,034
                                                              -------    -------    -------
     Total shares...........................................   36,128     35,473     35,273
     Diluted earnings per common share......................  $  0.50    $  0.01    $  0.71
                                                              =======    =======    =======

Options with an exercise price greater than the average market price of common shares were not included in the computation of diluted earnings per share.

     Income Taxes: The Company uses the liability method. Under this method the net deferred tax asset or liability is determined based on the tax effects of differences between book and tax basis of various balance sheet assets and liabilities and gives current recognition to the effect of any change in tax rates and laws.

     Stock Options: The Company accounts for its stock compensation plans using the intrinsic method; therefore, no costs are reflected in the consolidated statements of operations when stock options are granted or exercised, except for options which were granted at less than 90% of fair value at date of grant. The Company realizes an income tax benefit from the exercise or early disposition of certain stock options. This benefit

                             FRITZ COMPANIES, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

reduces current income taxes payable and increases additional paid in capital. See Note 10 of Notes to Consolidated Financial Statements.

NOTE 2. PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                               MAY 31,
                                                         --------------------
                                                           1998        1997
                                                         --------    --------
Land...................................................  $  1,006    $  1,162
Building and leasehold improvements....................    40,018      41,979
Furniture and equipment................................    61,637      60,786
Computer hardware and software.........................    65,103      61,857
Software development in progress.......................     3,488       5,712
                                                         --------    --------
          Total........................................   171,252     171,496
Less accumulated depreciation and amortization.........   (79,203)    (70,617)
                                                         --------    --------
          Total........................................  $ 92,049    $100,879
                                                         ========    ========

     Depreciation and amortization of property and equipment amounted to $21,125 in 1998, $19,639 in 1997, and $16,114 in 1996. Software development in progress includes external costs incurred to develop software which has not been completed as of balance sheet date. During the years ended May 1998 and 1997, $1,495 and $2,339, respectively, represented software development costs completed and transferred to "Computer hardware and software."

     In April 1997, the Company sold and leased back certain warehouse facilities located in North America. Net proceeds from the sale were approximately $30,700 and provided a minimal gain from the sale. The net proceeds were used to reduce short-term borrowings. See Note 3, of Notes to Consolidated Financial Statements for discussion of the Company's borrowings and obligations.

                             FRITZ COMPANIES, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 3. OBLIGATIONS AND BORROWINGS

     Short-term borrowings and long-term obligations consist of the following:

                                                                    MAY 31,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
Current portion of long-term obligations and short-term
  borrowings................................................  $  4,764    $ 37,200
                                                              ========    ========
Long-term obligations:
  6.43% Senior Notes due on April 15, 2003..................  $ 75,000    $ 75,000
Bank credit agreement providing a $100 million credit
  facility maturing March 27, 2001 with interest at LIBOR
  (6.3%) plus .325% to 0.750% as determined by fixed charge
  coverage ratio or "certain financial covenants"...........    10,000          --
Installment obligations related to acquisitions,
  non-interest bearing, due 1999 - 2002 (less unamortized
  discount, based on imputed interest rate of 7.0% --
  approximately $229 and $500 in 1998 and 1997,
  respectively).............................................     6,678      15,403
Term note payable due in installments through 2005,
  non-interest bearing......................................     1,851       2,379
Term note payable to a bank dated June 18, 1997, bearing
  interest at the bank's cost of funds (6.4%) plus a margin
  ranging from .5% to .7% with seven quarterly payments of
  $250 beginning the 40th month from date of the agreement
  and remaining balance outstanding due at the end of the
  60th month................................................     8,294          --
  Other obligations.........................................     4,180       4,171
                                                              --------    --------
          Total long-term obligations.......................   106,003      96,953
  Less current portion......................................    (4,657)    (12,069)
                                                              --------    --------
  Net long-term obligations.................................  $101,346    $ 84,884
                                                              ========    ========

     At May 31, 1998, the Company's aggregate maturing long-term obligations and short-term borrowings for the years 1999 through 2003 were $4,764; $4,141; $12,818; $1,214 and $83,173, respectively and none thereafter. The carrying value of the Company's long-term obligations approximates their fair value.

     On March 27, 1998, the Company entered into a $100 million syndicated multi-currency credit facility (Credit Facility), maturing March 2001. This Credit Facility replaces a $60 million credit facility which was to mature December 15, 1998. The purpose of the Credit Facility is to provide letters of credit and working capital not covered by internally generated funds. The Company must maintain compliance with certain financial covenants such as: 1) minimum working capital, 2) minimum net worth, 3) maximum leverage ratio, 4) minimum fixed charge coverage ratio, and 5) maximum capital expenditures. As of May 31, 1998, the balance outstanding under the Credit Facility was $10.0 million and the weighted average floating interest rate as of that date was 6.3%. At May 31, 1998, the Company was contingently liable for letters of credit of $15,466 which reduces the Company's borrowing capacity under the current Credit Facility and the Company had $16,200 in similar letters of credit outstanding at May 31, 1997 under the Company's credit facility then in effect.

     The Company is required to comply with certain financial covenants such as leverage, fixed charge coverage and current ratios within its other credit agreements, many of which include cross default provisions tied to the Credit Facility.

                             FRITZ COMPANIES, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     Information regarding the Company's activity in the Credit Facility is as follows:

                                                                   MAY 31,
                                                        -----------------------------
                                                         1998       1997       1996
                                                        -------    -------    -------
Maximum amount outstanding during period..............  $41,000    $55,120    $60,000
Average amount outstanding during period..............  $20,184    $29,669    $23,282
Weighted average interest rate during period..........      6.7%       5.8%       6.1%

NOTE 4. INCOME TAXES

     The current and deferred components of income tax expense (benefit) are as follows:

                                                                   MAY 31,
                                                        -----------------------------
                                                         1998       1997       1996
                                                        -------    -------    -------
Current
  Federal.............................................  $ 2,022    $(5,674)   $ 3,442
  State...............................................    2,334       (338)       509
  Foreign.............................................   10,514     11,183      9,625
                                                        -------    -------    -------
          Total current...............................   14,870      5,171     13,576
                                                        -------    -------    -------
Deferred
  Federal.............................................   (4,237)    (5,446)     1,466
  State...............................................   (2,662)      (363)       313
  Foreign.............................................      541        804     (1,893)
                                                        -------    -------    -------
          Total deferred..............................   (6,358)    (5,005)      (114)
                                                        -------    -------    -------
          Total.......................................  $ 8,512    $   166    $13,462
                                                        =======    =======    =======

     Sources of income (loss) before income taxes are as follows:

                                                                  MAY 31,
                                                       ------------------------------
                                                        1998        1997       1996
                                                       -------    --------    -------
Domestic.............................................  $(7,944)   $(33,768)   $12,617
Foreign..............................................   34,546      34,242     25,846
                                                       -------    --------    -------
          Total......................................  $26,602    $    474    $38,463
                                                       =======    ========    =======

     The following provides a reconciliation of the statutory federal income tax rate and provision (benefit) to the effective income tax rate and provision (benefit):

                                                     TWELVE MONTHS ENDED MAY 31,
                                           ------------------------------------------------
                                            1998      %     1997      %       1996      %
                                           -------   ----   -----   ------   -------   ----
Statutory federal income tax expense
  (benefit)..............................  $ 9,311   35.0   $ 166     35.0   $13,462   35.0
Increases (decreases) resulted from:
  Difference between foreign tax rate and
     federal rate........................   (1,147)  (4.3)   (540)  (113.9)   (1,314)  (3.4)
  State tax benefit, net of federal
     income tax effect...................     (328)  (1.2)   (159)   (33.5)      745    1.9
  Change in valuation allowance..........       --     --      --       --       (80)   (.2)
  Other..................................      676    2.5     699    147.4       649    1.7
                                           -------   ----   -----   ------   -------   ----
          Total..........................  $ 8,512   32.0   $ 166     35.0   $13,462   35.0
                                           =======   ====   =====   ======   =======   ====

                             FRITZ COMPANIES, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     The significant components of net deferred income tax assets are as follows:

                                                                   MAY 31,
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
Deferred income tax assets:
Current:
  Compensated absences......................................  $ 1,913    $ 1,650
  Net operating loss carryforward...........................    1,721        919
  Foreign tax credits and other tax credits.................    2,511         --
  Capital loss carryforward.................................      600        600
  Allowance for doubtful accounts...........................    7,186      5,578
  Elimination of duplicate information systems and
     facilities.............................................      308        484
  Other reserves and accruals...............................    3,983      1,888
                                                              -------    -------
  Subtotal..................................................   18,222     11,119
Less: valuation allowance...................................   (1,244)      (600)
                                                              -------    -------
          Total current deferred income tax assets..........   16,978     10,519
                                                              -------    -------
Noncurrent:
  Deferred compensation.....................................    2,117      1,529
  Other reserves and accruals...............................    2,867      2,299
                                                              -------    -------
          Subtotal..........................................    4,984      3,828
                                                              -------    -------
          Total deferred income tax assets..................   21,962     14,347
                                                              -------    -------
Deferred income tax liabilities:
  Depreciation and amortization.............................   (1,585)    (1,243)
                                                              -------    -------
  Net deferred income tax assets............................  $20,377    $13,104
                                                              =======    =======

     The valuation allowance for current deferred income tax assets as of May 31, 1998 and 1997 results from capital loss carryforwards and foreign tax credits. The Company has evaluated the long-term deferred tax assets and determined no valuation allowance is required as management believes it is more likely than not the long-term deferred income tax assets will be realized in the future.

     During the years ended May 31, 1998, 1997 and 1996 the Company maintained its policy to reinvest the earnings of the non-United States subsidiaries as a long-term commitment. Accordingly, the "Cumulative foreign currency translation adjustments" included in the equity section of the balance sheets have not been adjusted for US taxes. Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $155 million at May 31, 1998. Additional United States income taxes may be due upon remittance of those earnings (net of foreign tax). If all earnings were distributed, approximately $27 million would be payable at May 31, 1998.

NOTE 5. RELATED PARTY TRANSACTIONS

     The Company has previously leased office space from the Company's Chairman and Chief Executive Officer (the Chairman). The Company did not rent any property from the Chairman during the current year; however, rental expense applicable to previous leases was $263 and $758 for the years ended May 31, 1997 and 1996, respectively. No leases with the Chairman were in effect as of May 31, 1998.

     In connection with the Company's U.S. customs brokerage operations, customers are required to obtain surety bonds. The Company places such customs bonds with Intercargo Corporation (Intercargo) and other underwriters of customs bonds. The Chairman owns approximately 3.1% of the outstanding common stock of Intercargo. In 1998, 1997 and 1996 the Company placed approximately $4,343; $4,400; and $2,800,

                             FRITZ COMPANIES, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

respectively, of insurance business with Intercargo and received approximately $589; $373; $251, respectively, in insurance commissions and fees from Intercargo. The Company believes the amounts paid and received are substantially the same as the Company would have incurred and realized from other third parties.

     The Company paid premiums until 1992 on life insurance policies on the Chairman though the Company is not the beneficiary. Such cumulative premium payments, which approximate surrender value, of $1,400 at May 31, 1998 and 1997, are included in other assets. The premiums will be refunded by the beneficiary upon death of the insured or cancellation of the policies, whichever comes first. The Company has no future obligation to pay premiums on these policies.

NOTE 6. COMMITMENTS

     The Company leases office and warehouse space and computer and other office equipment from third parties, including certain operating leases financed by special purpose entities, under operating leases expiring through 2013. Minimum future rental payments by the Company as of May 31, 1998 are as follows:

                                                RENTAL     SUBLEASE    NET RENTAL
             YEAR ENDING MAY 31,               PAYMENTS     INCOME      PAYMENTS
             -------------------               --------    --------    ----------
     1999....................................  $ 37,739     $1,125      $ 36,614
     2000....................................    28,556        435        28,121
     2001....................................    20,801        288        20,513
     2002....................................    14,129        219        13,910
     2003....................................    11,975         93        11,882
     2004 and thereafter.....................    45,410        163        45,247
                                               --------     ------      --------
          Total..............................  $158,610     $2,323      $156,287
                                               ========     ======      ========

     Net rental expense from these leases was as follows:

                                                           MAY 31,
                                                -----------------------------
                                                 1998       1997       1996
                                                -------    -------    -------
Gross lease expense...........................  $54,453    $42,834    $37,547
Less sublease rental income...................   (2,603)    (2,336)    (1,630)
                                                -------    -------    -------
Net rental expense............................  $51,850    $40,498    $35,917
                                                =======    =======    =======

NOTE 7. ACQUISITIONS

     Purchases: In 1998, the Company acquired the equity interest of a freight forwarding company for an aggregate purchase price of approximately $1,552 through the issuance of 120 shares of the Company's stock. The acquired company included current assets of approximately $6,413; fixed assets of approximately $342 and assumed liabilities, which are primarily current in nature, of approximately $6,659. An intangible asset of approximately $526 was recorded in connection with the acquisition.

     In 1997, the Company acquired assets and remaining interests in several freight forwarding companies for an aggregate purchase price of approximately $10,000 consisting of cash of $8,600 and payable obligations of $1,400. Relative to total 1997 acquisitions, the Company acquired current assets of approximately $2,300; fixed assets of approximately $1,300 and assumed liabilities, which are primarily current in nature, of approximately $2,200. Intangible assets of approximately $8,200 were recorded in connection with those acquisitions which are amortized on a straight line basis. The remainder was recorded to eliminate the Company's minority interest payable.

                             FRITZ COMPANIES, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     In 1996, the Company acquired sixteen freight forwarding/customs brokers, and purchased interests in thirteen companies for an aggregate purchase price of $37,100 consisting of cash of approximately $27,100 and net obligations payable of approximately $10,000. Relative to these acquisitions, the Company acquired current assets of approximately $33,900, fixed assets of approximately $10,900; non-current assets of approximately $4,700; current liabilities of approximately $31,700 and non-current liabilities of approximately $4,900.

     The Company entered into certain acquisition agreements which have provisions regarding contingent future payments. As of May 31, 1998, approximately $3,600 of such future contingent payments exist which have not been recorded by the Company and are dependent upon full achievement of specified net revenue or pretax income levels.

     Intangible assets, including goodwill and covenants not to compete, totaling approximately $2,936 and $24,600 were recorded in 1998 and 1997, respectively, in connection with current and previous acquisitions. Cash payments made during 1998 of $15,379 represent payments to reduce acquisition debt payable and payments related to contingent purchase price. Amortization expense for intangible assets was approximately $4,474, $4,700 and $4,000 in 1998, 1997, and 1996, respectively.

     The purchase method of accounting was used for all acquisitions made in fiscal years presented herein. The operations of acquired companies are reflected in the Company's consolidated financial statements from their respective dates of acquisition.

     Pooling of interests: On May 30, 1995, the Company merged with Intertrans Corporation (Intertrans), a provider of international air and ocean freight forwarding, customs brokerage, and other consulting and transportation services. The majority of Intertrans' business related to freight forwarding from the United States to overseas destinations.

     In 1996, the Company recorded additional merger and related costs of $14,600 associated with the Intertrans merger including approximately $2,800 representing additional severance payments as a result of the Company's decision to eliminate approximately 0.2 additional employees at all levels in the Company. As of May 31, 1997, the total severance had been paid.

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

     The three class action suits filed against the Company in federal court were consolidated into one suit which was dismissed with prejudice, finding that plaintiffs had not alleged any statement that was false and misleading in violation of the federal securities laws. Plaintiffs have filed an appeal with the Ninth Circuit Court of Appeals. That appeal is pending.

                             FRITZ COMPANIES, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     The Company is unable to predict the ultimate outcome of these suits and it is possible the outcome could have a significant adverse impact on the Company's future consolidated results of operations. However, the Company believes the ultimate outcome of these matters will not have a significant adverse impact on the Company's financial position or its results of operations.

NOTE 9. BUSINESS SEGMENT INFORMATION

     The Company operates in the international freight forwarding industry, which encompasses customs brokerage, airfreight and ocean freight forwarding, and warehousing and distribution. No single customer accounted for ten percent or more of consolidated revenue.

     Certain information regarding the Company's operations by geographic areas is summarized below:

                                               NORTH                            LATIN      TOTAL
                                              AMERICA    FAR EAST    EUROPE    AMERICA   WORLDWIDE
                                              --------   --------   --------   -------   ----------
REVENUES:
1998........................................  $676,170   $327,008   $225,987   $70,918   $1,300,083
1997........................................   620,188    298,284    184,998    53,300    1,156,770
1996........................................   561,787    283,768    144,938    53,365    1,043,858
INCOME FROM OPERATIONS:
1998........................................  $  9,093   $  9,382   $  7,035   $   303   $   25,813
1997........................................     2,374      6,459      1,365    (7,340)       2,858
1996(a).....................................    26,928      7,520      5,235    (1,024)      38,659
IDENTIFIABLE ASSETS:
1998........................................  $465,357   $125,686   $113,453   $17,902   $  722,398
1997........................................   467,928    123,576    120,840    11,172      723,516
1996........................................   496,657     98,431    110,026    28,348      733,462

---------------

(a) Includes approximately $14,600 of merger and related costs as discussed in
    Note 7 of Notes to Consolidated Financial Statements.

NOTE 10. COMMON STOCK (In thousands, except share and per share amounts)

     In October 1992, the Company established the 1992 Omnibus Equity Incentive Plan ("1992 Plan"), pursuant to which an aggregate of 1,520,000 shares of common stock was reserved for issuance to key employees of the Company. The 1992 Plan was amended to increase the number of shares available for award by an additional 1,520,000 and 1,500,000 shares of common stock in May 1994 and October 1996, respectively. The 1992 Plan permits awards of non-qualified stock options and incentive stock options within the meaning of Section 422 of the Internal Revenue Code, as well as stock appreciation rights, restricted stock, and performance awards entitling the recipient to receive cash or common stock in the future following attainment of performance goals determined by the committee administering the 1992 Plan.

     The majority of options granted under the Company's 1992 Plan are exercisable one-third each on the day after the first, second and third anniversary of the original grant. The majority of restricted stock vests 100% on the day after the fifth or seventh anniversary of the original grant. Both options and stock were granted at a price equal to fair market value on the respective dates of grant except for 240,000 shares of options which were granted at 90% of fair market value at date of grant. Total stock-based compensation expense of approximately $3,520; $3,300; and $917 was recorded in 1998, 1997, and 1996, respectively.

                             FRITZ COMPANIES, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

     Effective February 1993, the Company adopted the Non-Employee Director Restricted Stock Plan (Director Plan) with an aggregate of 50,000 shares of common stock for issuance to outside directors as a portion of their annual compensation, which vest six months from date of grant. Shares issued to outside directors under the Director Plan were 4,468 and 2,490 during 1998 and 1997, respectively. Separately, 1,200 restricted shares were granted in 1996 to non-employee directors under the 1992 Plan and vest three years from date of grant.

     The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," and exercised the election to continue to apply the provisions of APB No. 25, "Accounting for Stock Issued to Employees," to its stock option plans. Accordingly, compensation expense has only been recognized in the Consolidated Statements of Operations in connection with the shares related to options granted at 90% of fair market value on the respective dates of grant. Compensation expense was $161; $161; and $161 in 1998, 1997, and 1996, respectively. Had compensation expense of the Company's stock-based compensation plans been determined using the fair value based method described in SFAS 123 in 1998, 1997 and 1996, the Company's pro forma net income and earnings per share would have been:

                                                      YEAR ENDED MAY 31,
                                                  ---------------------------
                                                   1998      1997      1996
                                                  -------    -----    -------
NET INCOME:
     As reported................................  $18,090    $ 308    $25,001
     Pro forma..................................  $17,180    $(192)   $24,614
                                                  -------    -----    -------
EARNINGS PER SHARE:
     Basic --
       As reported..............................  $   .51    $ .01    $   .73
       Pro forma................................  $   .48    $(.01)   $   .72
                                                  -------    -----    -------
     Diluted --
       As reported..............................  $   .50    $ .01    $   .71
       Pro forma................................  $   .48    $(.01)   $   .70
                                                  -------    -----    -------

     The fair value of each option grant is estimated based on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                      TWELVE MONTHS ENDED MAY
                                                                31,
                                                      -----------------------
                                                      1998     1997     1996
                                                      -----    -----    -----
Expected volatility.................................  40.00%   40.00%   40.00%
Risk-free interest rates for terms of:
  2 years...........................................   5.71%    6.45%    5.84%
  3 years...........................................   5.81%    6.60%    5.95%
  4 years...........................................   5.86%    6.66%    6.01%
Dividend yield......................................      0        0        0
Expected option life in years.......................      1        1        1

                             FRITZ COMPANIES, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     Stock option activity was as follows:

                                                      TWELVE MONTHS ENDED MAY 31,
                                                 --------------------------------------
                                                    1998          1997          1996
                                                 ----------    ----------    ----------
Outstanding, beginning of period...............   1,509,000     2,135,000     1,680,000
Stock split....................................          --            --     1,119,000
Granted........................................     660,000       300,000       327,000
Canceled.......................................    (158,000)     (761,000)      (64,000)
Exercised......................................     (51,000)     (165,000)     (927,000)
                                                 ----------    ----------    ----------
Outstanding, end of period.....................   1,960,000     1,509,000     2,135,000
                                                 ==========    ==========    ==========
Options exercisable............................   1,115,000     1,137,000     1,228,000
                                                 ==========    ==========    ==========
Restricted stock activity
Outstanding, beginning of period...............     372,000       320,000        56,000
Stock split....................................          --            --        55,000
Granted........................................     187,000        69,000       212,000
Canceled.......................................     (20,000)      (17,000)       (3,000)
                                                 ----------    ----------    ----------
Outstanding, end of period.....................     539,000       372,000       320,000
                                                 ==========    ==========    ==========
Restricted stock exercisable...................     184,000        67,000         3,000
                                                 ==========    ==========    ==========
Weighted Average Exercise Price:
Outstanding, beginning of period...............  $    13.25    $    16.96    $    14.04
Granted........................................       10.39          8.86         25.42
Canceled.......................................       14.74         21.68         18.80
Exercised......................................        7.90         14.21         11.54
Outstanding, end of period.....................       12.04         13.25         16.96
Weighted average fair value of options
  granted......................................  $     3.60    $     3.17    $     9.80
                                                 ==========    ==========    ==========

     The relevant information regarding stock options outstanding at May 31, 1998:

                       OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
-----------------------------------------------------------------   -----------------------------
                    NUMBER      WEIGHTED AVERAGE      WEIGHTED         NUMBER         WEIGHTED
   RANGE OF      OUTSTANDING       REMAINING          AVERAGE       EXERCISABLE       AVERAGE
EXERCISE PRICE   MAY 31, 1998   CONTRACTUAL LIFE   EXERCISE PRICE   MAY 31, 1998   EXERCISE PRICE
---------------  ------------   ----------------   --------------   ------------   --------------
$ 6.85 to  8.13     439,000        6.7 years           $ 7.83          279,000         $ 7.66
  8.50 to 10.06      41,000        6.6 years             9.31           18,000           9.57
          10.13     543,000        9.2 years            10.13               --             --
 10.56 to 11.88      73,000        7.9 years            11.23           20,000          11.00
 12.04 to 28.63     864,000        6.0 years            15.57          798,000          15.56
                  ---------                                          ---------
$ 6.85 to 28.63   1,960,000        7.1 years           $12.04        1,115,000         $13.40
                  =========        =========           ======        =========         ======

     The number of shares available for issuance under the 1992 Plan as of May 31, 1998 was 1,132,895 shares.

     On April 25, 1997, the Company conducted a discretionary repricing exchange program for all options issued under the 1992 Omnibus Equity Incentive Plan, other than those issued to certain senior officers. Options issued under Intertrans stock option plans were not eligible for repricing. Under the terms of the program, option holders could elect to exchange outstanding options for half of that number of options at an option price equal to fair market value on April 25, 1997. Fair market value as of that date was $8.125 per

                             FRITZ COMPANIES, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

share. A total of 482,000 previously issued options were exchanged for 241,000 new options issued in connection with the program.

     The Company initiated a three-year stock retention program whereby selected managers and administrative personnel were awarded a total of 33,192 shares effective September 1, 1996 and 27,036 shares effective July 31, 1997 at no cost to the employee. The employees receiving the stock award would be entitled to a final stock grant of approximately 27,000 shares effective July 31, 1998, provided they maintain their employee status as of July 31, 1998.

     Effective July 1, 1996, the Company adopted an Employee Stock Purchase Plan
(ESPP). A maximum of 200,000 shares of common stock is available for issuance pursuant to the ESPP. To be eligible to participate in the Plan an employee must have completed one year of service and have been scheduled to work more than twenty hours per week. Certain highly compensated employees may be excluded from participation at the discretion of the Compensation Committee of the Board of Directors.

     The ESPP purchases stock based on the lower of 100% of market value on the business day preceding the first day of the quarter in which the stock is purchased or 90% of the average closing price on the pre-set, quarterly purchase date. Approximately 14.1% of eligible employees have participated in the Plan since its inception. During 1998 the Company sold shares at a weighted average issue price of $10.84.

     Under SFAS 123, compensation expense is recognized for the fair value of the employees' purchase rights if the discount from market price is greater than 5%. This was estimated using the Black-Scholes option-pricing model with the following assumptions for 1998: expected volatility -- 40%; weighted average risk-free interest rate -- 5.18%; dividend yield -- zero; and purchase term -- 3 months. The weighted average fair value of those purchase rights granted in 1998 was $87. This compensation cost has been included in calculating the pro forma net income and earnings per share.

NOTE 11. RETIREMENT PLAN

     The Company has a 401(k) retirement plan covering substantially all U.S. employees. The Company has recorded matching contributions in the amount of $689; $594; and $540 in 1998, 1997, and 1996, respectively.

NOTE 12. QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table sets forth selected quarterly financial data for the years ended May 31, 1998 and 1997:

                                                         THREE MONTHS ENDED
                                       ------------------------------------------------------
                                       AUGUST 31,    NOVEMBER 31,    FEBRUARY 28,    MAY 31,
                                          1997           1997            1998          1998
                                       ----------    ------------    ------------    --------
Revenue..............................   $326,699       $343,611        $307,210      $322,563
Net revenue..........................    139,239        145,164         132,282       141,582
Income from operations...............      6,723         10,546           1,672         6,872
Net income...........................      3,806          6,885           2,636         4,763
Net income per share -- Basic........        .11            .19             .07           .13
Net income per share -- Diluted......        .11            .19             .07           .13

                             FRITZ COMPANIES, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                         THREE MONTHS ENDED
                                       ------------------------------------------------------
                                       AUGUST 31,    NOVEMBER 30,    FEBRUARY 28,    MAY 31,
                                          1996           1996            1997          1997
                                       ----------    ------------    ------------    --------
Revenue..............................   $270,490       $306,464        $270,341      $309,475
Net Revenue..........................    129,717        130,777         117,971       130,906
Income from operations...............     12,363         14,699         (24,728)          524
Net income (loss)....................      7,791          9,255         (16,831)           93
Net income (loss) per
  share -- Basic.....................        .22            .26            (.48)           --
Net income (loss) per
  share -- Diluted...................        .22            .26            (.48)           --

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Fritz Companies, Inc.:

     We have audited the accompanying consolidated balance sheets of Fritz Companies, Inc. and subsidiaries as of May 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended May 31, 1998. In connection with our audits of the consolidated financial statements, we also audited the related consolidated Financial Statement Schedule II as of and for the years ended May 31, 1998, 1997 and 1996. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fritz Companies, Inc. and subsidiaries as of May 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG Peat Marwick LLP
San Francisco, California
June 30, 1998

                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED MAY 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

                                                                          NET WRITE-OFFS
                                                   BALANCE                   CHARGED
                                                  BEGINNING    CHARGES     TO RESERVES     BALANCE AT END
                                                  OF PERIOD   TO INCOME     AND OTHER        OF PERIOD
                                                  ---------   ---------   --------------   --------------
FOR THE YEAR ENDED MAY 31, 1998
  Allowance for doubtful accounts...............   $22,292     $ 8,740       $(7,800)         $23,232
                                                   =======     =======       =======          =======
FOR THE YEAR ENDED MAY 31, 1997
  Allowance for doubtful accounts...............   $ 6,401     $23,786       $(7,895)         $22,292
                                                   =======     =======       =======          =======
FOR THE YEAR ENDED MAY 31, 1996
  Allowance for doubtful accounts...............   $ 4,512     $ 5,583       $(3,694)         $ 6,401
                                                   =======     =======       =======          =======

                                 EXHIBIT INDEX

EXHIBIT                                                                    PAGE
-------                                                                    ----
 2.1       Agreement and Plan of Reorganization entered by and among
           the Registrant, Fritz Air Freight and Intertrans Corporation
           and Amendment No. 1 thereto dated as of April 12, 1995.
           (Incorporated by reference to Exhibit 2.1 to Form 8-K dated
           February 14, 1995 filed on or about February 21, 1995 and to
           Appendix A to the Joint Proxy Statement/Prospectus filed on or about April 13, 1995, respectively.).....................
 3.1       Registrant's Restated Certificate of Incorporation.
           (Incorporated by reference to Exhibit 3.1 to Registration
           Statement No. 33-50808, filed on August 17, 1992.)..........
 3.2       Registrant's Bylaws, as heretofore amended. (Incorporated by reference to Exhibit 3.2 to Registration Statement No.
           33-50808, filed on August 17, 1992.)........................
 3.2.1     Amendment to Article II, Section 1(b) of Registrant's
           Bylaws. (Incorporated by reference to Exhibit 3.2.1 to
           Registration Statement No. 33-50808, filed on August 17,
           1992.)......................................................
 4.1       Specimen certificate of Registrant's Common Stock.
           (Incorporated by reference to Exhibit 4.1 to Registration
           Statement No. 33-50808, filed on August 17, 1992.)..........
10.1       Multicurrency Credit Agreement among the Registrant, several financial Institutions which are from time to time parties to this Agreement (collectively, the "Banks"; individually, a "Bank"), and Bank of America National Trust and Savings
           Association, as letter of credit issuing bank, swingline
           bank, and agent for the Banks dated as of December 15, 1995.
           (Incorporated by reference to Exhibit 10.1 to Registrant's
           Form 10-Q for the quarter ended February 29, 1996.).........
10.1.1     First Amendment to First Amended and Restated Credit
           Agreement between Registrant and Bank of America National
           Trust and Savings Association dated as of September 23,
           1994. (Incorporated by reference to Exhibit 10.1.1 to Form
           10-Q for the quarter ended September 30, 1994.).............
10.1.2     Third Amendment to First Amended and Restated Credit
           Agreement between Registrant and Bank of America National
           Trust and Savings Association dated as of August 30, 1995.
           (Incorporated by reference to Exhibit 10.1.2 to Form 10-Q
           for the quarter ended August 31, 1995.).....................
10.1.3     Fourth Amendment to First Amended and Restated Credit
           Agreement between Registrant and Bank of America National
           Trust and Savings Association dated as of September 14,
           1995. (Incorporated by reference to Exhibit 10.1.3 to Form
           10-Q for the quarter ended August 31, 1995.)................
10.1.4     Third Amendment to Multicurrency Credit Agreement between
           Registrant and Bank of America National Trust and Savings
           Association dated as of February 28, 1997. (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended
           February 28, 1997.).........................................
10.2       Credit Agreement between Registrant and Bank of America
           National Trust and Savings Association dated as of December
           15, 1995. (Incorporated by reference to Exhibit 10.1 to
           Registrant's Form 10-Q for the quarter ended February 29,
           1996.)......................................................
10.3       First Amendment to Credit Agreement between Registrant and
           Bank of America National Trust and Savings Association dated as of February 28, 1996. (Incorporated by reference to
           Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended
           February 29, 1996.).........................................
10.4       Service Agreement dated February 25, 1992 between Federal
           Express Corporation and the Registrant. (Incorporated by
           reference to Exhibit 10.4 to Registration Statement No.
           33-50808, filed on August 17, 1992.)........................

EXHIBIT                                                                    PAGE
-------                                                                    ----
10.5       Customs Brokerage Service Agreement dated February 28, 1992 between Federal Express Corporation and the Registrant.
           (Incorporated by reference to Exhibit 10.5 to Registration
           Statement No. 33-70674, filed October 22, 1993.)*...........
10.6       Subchapter S Termination Agreement between Registrant and
           Lynn C. Fritz. (Incorporated by reference to Exhibit 10.6 to
           Registration Statement No. 33-50808, filed on August 17,
           1992.)......................................................
10.7       Form of Indemnification Agreement between Registrant and
           Lynn C. Fritz. (Incorporated by reference to Exhibit 10.7 to
           Registration Statement No. 33-50808, filed on August 17,
           1992.)......................................................
10.8       Fritz Companies, Inc. Salary Investment and Retirement Plan,
           and amendments thereto. (Incorporated by reference to
           Exhibit 10.8 to Registration Statement No. 33-50808, filed on August 17, 1992.)*.......................................
10.9       1992 Omnibus Equity Incentive Plan, as amended.
           (Incorporated by reference to Exhibit 10.9 to Registration
           Statement No. 33-50808, filed on August 17, 1992.)*.........
10.10      Contract of Sale between the Registrant and Sanjaylyn
           Company dated as of March 1, 1985. (Incorporated by
           reference to Exhibit 10.10 to Registration Statement No. 33-
           50808, filed on August 17, 1992.)...........................
10.11      Employment and Deferred Compensation Agreement between the
           Registrant and Arthur J. Fritz, Sr. dated as of January 1,
           1983, and amendment thereto dated as of July 31, 1989.
           (Incorporated by reference to Exhibit 10.11 to Registration
           Statement No. 33-50808, filed on August 17, 1992.)..........
10.12      Lease Agreement between the Registrant and Sanjaylyn
           Company, dated June 14, 1991, and Addendum to Lease
           Agreement dated December 1, 1991. (Incorporated by reference to Exhibit 10.12 to Registration Statement No. 33-50808,
           filed August 17, 1992.).....................................
10.13      Lease Agreement between the Registrant and Sanjaylyn
           Company, dated July 2 1991. (Incorporated by reference to
           Exhibit 10.13 to Registration Statement No. 33-50808, filed on August 17, 1992.)........................................
10.14      Memorandum Lease between Registrant and Sanjaylyn Company, effective April 1, 1979, and Addendum to Lease Agreement,
           dated February 14, 1990. (Incorporated by reference to
           Exhibit 10.14 to Registration Statement No. 33-50808, filed on August 17, 1992.)........................................
10.15      Lease Agreement between Registrant and Sanjaylyn Company,
           dated February 22, 1991. (Incorporated by reference to
           Exhibit 10.15 to Registration Statement No. 33-50808, filed on August 17, 1992.)........................................
10.16      Nonemployee Director Restricted Stock Plan. (Incorporated by
           reference to Exhibit A to the definitive proxy materials of
           Registrant, filed on or about April 10, 1993.)*.............
10.17      Lease Agreement between Registrant and Lynn C. Fritz, dated
           September 1, 1993. (Incorporated by reference to Exhibit
           10.17 to Registration Statement No. 33-70674, filed on
           October 22, 1993.)..........................................
10.18      Lease Agreement between Registrant and Lynn C. Fritz, dated
           October 4, 1993. (Incorporated by reference to Exhibit 10.18 to Form 10-K for the year ended December 31, 1993.).........
10.19      Withdrawal Agreement between Arthur J. Fritz, Jr. and Sandra
           F. Davis, Lynn C. Fritz and Sanjaylyn Company, dated March
           31, 1993. (Incorporated by reference to Exhibit 10.18 to
           Registration Statement No. 33-70674, filed on October 22,
           1993.)......................................................

EXHIBIT                                                                    PAGE
-------                                                                    ----
10.20      Customs Service Agreement dated February 28, 1994 between
           Federal Express Corporation and the Registrant.
           (Incorporated by reference to Exhibit 10.20 to Form 10-K for the year ended December 31, 1993.)..........................
10.21      Employment Agreement between Registrant and Dennis Pelino
           dated June 1, 1995. (Incorporated by reference to Exhibit
           10.21 to Form 10-Q for the quarter ended August 31,
           1995.)......................................................
10.22      Purchase Agreement between Registrant and Gestion J.L.G.,
           Inc. dated as of April 29, 1994. (Incorporated by reference to Exhibit 1.2 to Form 8-K dated May 2, 1994 filed on or
           about May 16, 1994.)........................................
10.23      Addendum to the purchase agreements between the Registrant and Gestion J.L.G., Inc. dated as of April 26, 1994.
           (Incorporated by reference to Exhibit 10.23 to Form 10-Q for the quarter ended September 30, 1994.)......................
10.24      Note Purchase Agreement between the Registrant and various other parties dated April 15, 1996 for $75,000,000 of 6.43%
           notes due April 15, 2003. (Incorporated by reference to
           Exhibit 10.24 to Form 10-K for the year ended May 31,
           1996.)......................................................
10.25      First Amendment dated as of July 3, 1996 among the
           Registrant, the several financial institutions
           (collectively, the "Banks"; individually, a "Bank") party to the Multicurrency Credit Agreement, dated as of December 15,
           1995, among the Registrant, the Banks, and Bank of America
           National Trust and Savings Association, as agent for the
           Banks. (Incorporated by reference to Exhibit 10.25 to From
           10-K for the year ended May 31, 1996.)......................
10.26      Second Amendment Agreement, dated as of May 31, 1996 among the Registrant the several financial institutions
           (collectively, the "Banks"; individually, a "Bank") party to the Multicurrency Credit Agreement, dated as of December 15,
           1995, as amended, among the Registrant, the Banks, and Bank of America National Trust and Savings Association, as agent for the Banks. (Incorporated by reference to Exhibit 10.26 to Form 10-K for the year ended May 31, 1996.)..............
10.27      Fritz Companies, Inc. Employee Stock Purchase Plan.
           (Incorporated by reference to Exhibit 10.26 to the
           Registration Statement on Form S-8 No. 33-07639 filed on
           July 3, 1996.)..............................................
10.28      Employment and Performance Based Retention Plan between the
           Registrant and Dennis L. Pelino dated as of October 31,
           1996. (Incorporated by reference to Exhibit 10.28 to Form
           10-Q for the quarter ended November 30, 1996.)**............
10.29      Employment between the Registrant and Ronald W. Womack dated as of October 2, 1996. (Incorporated by reference to Exhibit
           10.29 to Form 10-Q for the quarter ended November 30,
           1996.)......................................................
10.30      Term Loan Facility agreement dated June 18, 1997 between
           Standard Chartered Bank and the Registrant totaling $13.9
           million (denominated in Singapore dollars), maturity is five years from date of agreement, payments are scheduled
           quarterly beginning thirty-nine months from the date of the agreement, interest rate equivalent to the Singapore
           Interbank Offer Rate (SIBOR) plus 50 to 70 basis points
           depending on the amount borrowed, and is collateralized by certain property owned by the Company.......................
10.31      Syndicated multi-currency credit facility agreement dated
           March 27, 1998 for $100 million maturing on March 27,
           2001........................................................
10.32      First Amendment Agreement dated March 1, 1998 to the Note
           Purchase Agreement dated April 15, 1996 for $75 million of
           6.43% senior notes due April 15, 2003.......................
11.1       Statement regarding computation of per share earnings.......
22.1       Subsidiaries of the Registrant..............................

EXHIBIT                                                                    PAGE
-------                                                                    ----
23.1       Consent of KPMG Peat Marwick LLP on Form S-8 Registration
           Statement No. 33-57238, 33-78472, 33-93070, 333-15921 and
           333-07639, and on Form S-4 Registration Statement No.
           33-70674....................................................
27         Financial Data Schedule.....................................

---------------
* Indicates, as required by Item 14(a)(3), a management contract of compensatory plan required to be filed as an exhibit to this Form 10-K.

** Confidential Treatment is being requested for portions of this Exhibit.