Form 10-Q
period 1998-08-31
FRITZ COMPANIES INC
filed 1998-10-09
CIK 890662

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                                   FORM 10-Q


[  X  ]QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 1998

                                       OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                    For the transition period from       to

                        Commission file number   0-20548



                             FRITZ COMPANIES, INC.
________________________________________________________________________________

             (Exact name of registrant as specified in its charter)

Delaware                                                94-3083515
________________________________________________________________________________

(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)


706 Mission Street, Suite 900, San Francisco, California                   94103
________________________________________________________________________________

(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code (415) 904-8360

                         Not applicable
________________________________________________________________________________

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

As of August 31, 1998 there were 36,259,211 shares of common stock outstanding.

FRITZ COMPANIES, INC.                                       FORM 10-Q


                       TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION                                          Page

      Item 1. Financial Statements:

            Accountants' Review Report                                   3

            Condensed Consolidated Balance Sheets as of August 31,
            1998 and May 31, 1998                                        4

            Condensed Consolidated Statements of Operations for the
            three months ended August 31, 1998 and 1997                  5

            Condensed Consolidated Statements of Cash Flows for the
            three months ended August 31, 1998 and 1997                  6

            Notes to Condensed Consolidated Financial Statements         7


      Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          9


      Item 3.  Quantitative and Qualitative Market Risk Disclosure      14


PART II.    OTHER INFORMATION                                           15


SIGNATURES                                                              16


EXHIBIT INDEX                                                           17

FRITZ COMPANIES, INC.                                       FORM 10-Q


                      Independent Accountants' Review Report



Board of Directors and Stockholders
Fritz Companies, Inc.


We have reviewed the accompanying condensed consolidated balance sheet of Fritz Companies, Inc. and subsidiaries (the Company) as of August 31, 1998, and the related condensed consolidated statements of operations and cash flows for the three month periods ended August 31, 1998 and 1997 included in the Company's Form 10-Q. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Fritz Companies, Inc. and subsidiaries as of May 31 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated June 30, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 31, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                        By:  /s/ KPMG PEAT MARWICK LLP
                                             KPMG PEAT MARWICK LLP


San Francisco, California
September 28, 1998

FRITZ COMPANIES, INC.                                       FORM 10-Q





PART I. FINANCIAL INFORMATION
      ITEM 1.       FINANCIAL STATEMENTS:

                 CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except per share amounts)
                              (Unaudited)

                                                       August 31,    May  31,
                                                         1998         1998
 ASSETS
 CURRENT ASSETS:
 Cash and equivalents                                    $ 63,535      $ 53,935
 Accounts receivable, net of allowance for  doubtful
 accounts of $23,285 and $23,232 in May 1998              414,946       406,381
 Deferred income taxes                                     16,693        16,978
 Prepaid expenses and other assets                         19,336        23,142
 Total current assets                                     514,510       500,436

 PROPERTY AND EQUIPMENT - NET                              88,935        92,049
 OTHER ASSETS:
 Intangibles, net of accumulated amortization
 of $17,577and $16,866 in May 1998                        112,058       112,965
 Other assets                                              17,460        16,948
 Total other assets                                       129,518       129,913

 TOTAL ASSETS                                            $732,963      $722,398

 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
 Current portion of long-term obligations and
 short-term borrowings                                   $  4,717      $  4,764
 Accounts payable                                         278,992       266,863
 Accrued liabilities                                       72,884        74,880
 Income tax payable                                        14,838        12,394
 Total current liabilities                                371,431       358,901

LONG-TERM OBLIGATIONS                                      89,622       101,346
DEFERRED INCOME TAXES                                       2,638         1,585
OTHER LIABILITIES                                           9,955        10,238
TOTAL LIABILITIES                                         473,646       472,070

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock: par value $.01 per share; 60,000 shares
authorized, 36,259 shares issued and outstanding,
(35,896 shares issued and outstanding as of May 31,1998)      363           359
Additional paid-in capital                                135,222       131,797
Retained earnings                                         137,661       130,985
Accumulated other comprehensive income                    (13,929)      (12,813)
Total stockholders' equity                                259,317       250,328
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $732,963      $722,398

      See accompanying independent accountants' review report and notes to condensed consolidated financial statements.

FRITZ COMPANIES, INC.                                                 FORM 10-Q

            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except per share amounts)
                              (Unaudited)

                                                    Three Months Ended
                                                        August 31,
                                                 1998               1997
REVENUE                                         $342,329             $  326,699
FREIGHT CONSOLIDATION COSTS                     197,183                 187,460
NET REVENUE                                     145,146                 139,239
OPERATING EXPENSES
Salaries and related costs                       84,282                  80,059
General and administrative                       51,033                  52,457
Total operating expenses                        135,315                 132,516
INCOME FROM OPERATIONS                            9,831                   6,723
OTHER INCOME (EXPENSE)                             (13)                   (868)
INCOME BEFORE TAX EXPENSE                         9,818                   5,855
INCOME TAX EXPENSE                                3,142                   2,049
NET INCOME                                      $ 6,676              $    3,806
Weighted average shares outstanding - Basic      35,838                  35,670
Earnings  per share - Basic                      $  .19              $      .11
Weighted average shares outstanding - Diluted    36,036                  35,924
Earnings per share - Diluted                     $  .19              $      .11


















      See accompanying independent accountants' review report and notes to condensed consolidated financial statements.

FRITZ COMPANIES, INC.                                                 FORM 10-Q

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands)
                              (Unaudited)


                               Three Months Ended
                                   August 31,
                                   1998 1997

 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                            $ 6,676      $   3,806
 Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
 Depreciation and amortization                           6,509          6,852
 Deferred income taxes                                   1,269         (3,107)
 Stock Compensation                                        602          2,257
 Other                                                   (231)         ----
 Effect of changes in:
 Receivables                                            (8,565)       (25,563)
 Prepaid expenses and other current assets               3,806          2,321
 Payables and accrued liabilities                       14,937         16,551
 Net cash provided by operating activities              25,003          3,117

 CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                   (5,233)        (4,387)
 Acquisitions, new and contingent                         (710)        (1,172)
 Acquisitions, debt                                       (962)        (1,661)
 Proceeds from sale of fixed assets                         64            959
 Other                                                     739         (1,396)
 Net cash used in investing activities                  (6,102)        (7,657)

 CASH FLOWS FROM FINANCING ACTIVITIES:
 Net (decrease) increase in short-term borrowings         (100)         1,305
 Proceeds from issuance of long-term obligations           398          6,591
 Long-term obligations repaid                          (10,635)        (2,140)
 Other                                                     208            134
 Net cash provided by (used in) financing activities   (10,129)         5,890
 Foreign currency translation effect on cash               828           (248)
 INCREASE IN CASH AND EQUIVALENTS                        9,600          1,102

 CASH AND EQUIVALENTS AT BEGINNING OF PERIOD            53,935         43,368

 CASH AND EQUIVALENTS AT END OF PERIOD                 $63,535      $  44,470

 OTHER CASH FLOW INFORMATION:
 Income taxes paid                                     $   492      $   1,561
 Interest paid                                         $   388      $     786









      See accompanying independent accountants' review report and notes to condensed consolidated financial statements

FRITZ COMPANIES, INC.                                                 FORM 10-Q


       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except per share amounts)
                              (Unaudited)


  1.GENERAL

    The accompanying condensed consolidated financial statements of Fritz Companies, Inc. and subsidiaries (the Company) for the three months ended August 31, 1998 and 1997 are unaudited and, in the opinion of management, contain all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the results of such periods. Certain prior year amounts have been reclassified to conform to the current year's financial statement presentation.

    The significant accounting policies followed by the Company are described in Note 1 to the audited consolidated financial statements for the year ended May 31, 1998. In accordance with SEC regulations, certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted for the purposes of the condensed consolidated interim financial statements. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, including the notes thereto, for the year ended May 31, 1998 included in the Company's Form 10-K filed on July 20, 1998. The results of operations for the three months ended August 31, 1998 may not necessarily be indicative of the results to be expected for the full year.

    Effective June 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting of comprehensive income and its components in financial statements. Comprehensive income consists of net income and other gains and losses affecting shareholders' equity that, under generally accepted accounting principles, are excluded from net income. For the Company, these components of comprehensive income consist of foreign currency translation gains and losses.

    The components of total comprehensive income for interim periods are presented in the following table:


                                                  Three Months Ended
                                                   1998           1997

 Net Income                                        $ 6,676        $ 3,806

 Other comprehensive income (loss):
 Foreign currency translation adjustment            (1,116)        (4,830)

 Total comprehensive income(loss)                  $ 5,560        $(1,024)

     During the quarters ended August 31, 1998 and 1997 the Company maintained its policy to reinvest the earnings of the non-United States subsidiaries as a long-term commitment.
  Accordingly, the "foreign currency translation adjustments" have not been adjusted for United States taxes.

 FRITZ COMPANIES, INC.                                                 FORM 10-Q


  2. NEW ACCOUNTING STANDARDS

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP provides guidance for accounting for the costs of computer software for internal use whether developed or purchased. The provisions of the SOP are effective for financial statements for the Company's fiscal year ended May 31, 1999. Adoption of this SOP is not expected to materially impact the Company's results of operations.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for operating segments and related disclosures about products, services, geographic areas and major customers. The reporting requirements of this statement are effective for the Company's fiscal year ended May 31, 1999. The effect of this statement will be limited to the form and content of the Company's disclosures and is not expected to materially impact the Company's results of operations, cash flow or financial position.

  3. COMMON STOCK

     The increase in common stock issued and paid in capital was primarily due to shares issued upon exercise of options, restricted stock grants and issuance of shares under the employee stock purchase plan.

  4. INCOME TAXES

     Income tax expense for the three months ended August 31, 1998 consisted of approximately $1.8 million of current tax provision and $1.3 million of deferred tax expense. The Company's global effective tax rate is 32%.

  5. ACQUISITIONS

     The Company recorded approximately $0.7 million and $3.4 million for the three months ended August 31, 1998 and 1997, respectively, of additional purchase price relating to achievement of specified net revenue or pre-tax income levels of certain prior acquisitions. At August 31, 1998, the remaining maximum payments in connection with acquisitions providing a contingent purchase price is approximately $2.9 million. There is no certainty these businesses will achieve the revenue or profit levels to require these contingent payments.

  6.   CONTINGENCIES

     The Company is party to routine litigation incident to its business, primarily claims for goods lost or damaged in transit or improperly shipped. Most of the lawsuits in which the Company is the defendant are covered by insurance and are being defended by the Company's insurance carriers.

 FRITZ COMPANIES, INC.                                                FORM 10-Q


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

     The three class action suits filed against the Company in state court were dismissed with prejudice by the Superior Court of California for the County of San Francisco on grounds the claims asserted under the California Corporate Securities law and common law fraud were not legally tenable. One of the dismissals has been reversed on appeal, permitting the plaintiff to file an amended complaint. That amended complaint was dismissed with leave to amend.
     The three class action suits filed against the Company in federal court were consolidated into one suit which was dismissed with prejudice, finding that plaintiffs had not alleged any statement that was false and misleading in violation of the federal securities laws. Plaintiffs have filed an appeal with the Ninth Circuit Court of Appeals. That appeal is pending.

     The Company is unable to predict the ultimate outcome of these suits and it is possible the outcome could have a significant adverse impact on the Company's future consolidated results of operations. However, the Company believes the ultimate outcome of these matters will not have a significant adverse impact on the Company's financial position or its results of operations.


  7.  SUBSEQUENT EVENT

     None.


 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Overview

   The following discussion is applicable to the Company's financial condition and results of operations for the three months ended August 31, 1998 and 1997. See Note 1 of Notes to
  Condensed Consolidated Financial Statements.

  Results of Operations

   The following table provides the revenue, and net revenue, in thousands of dollars and percentages attributable to the Company's principal logistics services during the periods indicated (in thousands, except percentages):

                                  Three Months Ended August 31,
                                     1998         %     1997             %

REVENUE:
  Customs brokerage                  $ 41,838    12.2    $  41,222     12.6
  Ocean freight forwarding            107,916    31.5       97,455     29.8
  Airfreight forwarding               143,462    41.9      143,256     43.9
  Warehousing and distribution         49,113    14.4      44,766      13.7
  Total revenue                      $342,329   100.0    $ 326,699    100.0
NET REVENUE:
  Customs brokerage                  $ 41,838    28.8    $  41,222     29.6
  Ocean freight forwarding             31,546    21.7       30,222     21.7
  Airfreight forwarding                40,412    27.9       38,091     27.4
  Warehousing and  distribution        31,350    21.6       29,704     21.3
  Total net revenue                  $145,146   100.0    $ 139,239    100.0

FRITZ COMPANIES, INC.                                                 FORM 10-Q

  Three Months Ended August 31, 1998 Compared with Three Months
  Ended August 31, 1997

   Revenue and Net Revenue: For the first quarter of fiscal year 1999, revenue increased 4.8% to $342.3 million from $326.7 million for the comparable period in the prior year and net revenue increased 4.2% to $145.1 million from $139.2 million for the comparable period in the prior year. All of the Company's principal service areas reported revenue increases. The effect of translation rate changes during the period adversely affected the growth rates in revenue and net revenue by approximately five and four percentage points, respectively.

   Customs brokerage net revenue increased 1.5% to $41.8 million from $41.2 million reported in the prior year. The number of United States Customs entries filed by the Company during the quarter increased approximately 4.7% to 226 from 216 for the same period in the prior year. Management believes that the Asian economic crisis contributed to the growth in imports which in turn contributed to the increase in United States customs entries. However, price competition in certain portions of the customs brokerage business resulted in downward pressure on prices.

   Ocean freight forwarding revenue and net revenue increased 10.7% and 4.4%, respectively, due to the increased shipping volumes from existing and new customers. The increase in ocean revenues was led by Non-Vessel Operating Common Carrier (NVOCC) imports into the United States and Canada from Europe and Asia. Net revenue as a percentage of gross revenue decreased to 29.2% from 31.0% reported in the prior year. The decrease in margins resulted from rapidly increasing transportation rates and shortages in outbound capacity and locally available empty containers in the Asian export markets, which have plagued the industry throughout the quarter.

   Airfreight forwarding revenue remained constant while net revenues increased by 6.1%. The increase in net revenue is due to the increased number of shipments and total chargeable weight of cargo shipped. The increase in the number of shipments was primarily provided from existing customers. Net revenue as a percentage of gross revenue increased to 28.2% from 26.6% reported in the prior year. Aggressive purchasing of export cargo space from the United States allowed the Company to profit from changes in the market's spot rate pricing structure. In addition, a significant portion of the increase in net revenues and margins is due to increased United States domestic airfreight services.

   Warehousing and distribution revenue and net revenue increased 9.7% and 5.5%, respectively. The greatest growth was in the United States where new customers, programs and increased volumes grew revenues in sites such as Seattle, Rochester, Chicago and Dallas. In addition, the growth in revenues and net revenues is due to increased demand from existing integrated logistics customers, expansion of overseas services, expansion of warehouse facilities and strong European economies.

     Operating Expenses: Operating expenses increased 2.1% from $132.5 million to $135.3 million for the first quarter of fiscal year 1999 compared to the comparable period in the prior year. Salaries and related costs increased due to higher labor costs associated with Year 2000 compliance and the Company's new global transportation and financial systems. In addition, the increase was also concentrated in the implementation of the Company's hubbing initiative related to the

  FRITZ COMPANIES, INC.                                               FORM 10-Q

  Company's United States brokerage business. The increase in salaries and related costs was partially offset by a decrease in general and administrative expenses. Salaries and related costs as a percentage of net revenue increased to 58.1% from 57.5% reported in the prior year.

  Liquidity and Capital Resources

   The Company's cash and equivalents increased $9.6 million to $63.5 million at August 31, 1998 from $53.9 million at May 31, 1998. Positive cash flow from operations of $25.0 million during the quarter was partially used to fund capital expenditures of $5.2 million resulting in free cash flow of $19.8 million. Capital expenditures were incurred for computer hardware and software, leasehold improvements and warehouse equipment. Debt was reduced during the quarter by $11.8 million.

   The Company paid $1.7 million in cash in connection with earn out provisions for acquisitions made in prior periods. These payments consisted of reductions to existing debt totaling $1.0 million and additional payments to the sellers of the acquired businesses totaling $0.7 million resulting from achievement of specified net revenue or pre-tax income levels from operating units with purchase price contingencies.

   As of August 31, 1998, the balance outstanding under the $100.0 million syndicated multi-currency credit facility (the Credit Facility) was $14.0 million, consisting of outstanding letters of credit. Therefore, the Company's total available borrowing capacity under the Credit Facility as of August 31, 1998 was approximately $86.0 million.

  "Safe Harbor" Statement Under the Private Securities Litigation
  Reform Act of 1995:

  In this document, the Company makes forward-looking statements that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our operations. Also, when we use any of the words "believes", "expects", "anticipates" or similar expressions, we are making forward-looking statements. Many possible events or factors could affect the future financial results and performance of the Company. This could cause results or performance to differ materially from those expressed in our forward-looking statements. These possible events or factors include those set forth in the "Risk Factors" and "Year 2000" sections of this document.

  Year 2000

   As many computer systems, including some of those utilized by the Company, use only two digits to represent the year in the date field, they may be unable to process accurately certain data before, during or after the year 2000. As a result, business and governmental entities are at risk for possible miscalculations or systems failures causing disruptions in their business operations. This is commonly known as the Year 2000 (Y2K) issue.

   As an international freight forwarder, customs broker and logistics provider operating in numerous countries, the Company is reliant on its computer systems and applications to conduct its business. In addition to its internal systems, the Company is also reliant upon system capabilities of third parties with which the Company has major business relationships in the conduct of its business. The key United States and international business computer systems of the Company are its transportation (ocean freight, airfreight and trucking), customs, warehousing management, marketing and financial systems. The Company has established a program management office to identify and resolve specific Y2K issues related to it operations. In addition, an inventory and assessment of Y2K issues within the Company's global systems, hardware, and embedded chips have been accomplished. The Company expects all of its business systems to be fully Y2K compliant by June 1999 except for the Canadian systems which the Company expects to be compliant by August 1999.

  FRITZ COMPANIES, INC.                                               FORM 10-Q


   The Company's United States transportation and warehousing management systems are already Y2K compliant. Y2K specific testing of the mainframe equipment is expected to be completed by February 1999. Changes to make other major United States business systems, including the customs, marketing and financial systems, Y2K compliant are also underway with modifications to the customs, marketing and financial systems expected to be complete by April 1999.

   The Company's implementation plan for its international stations includes the replacement of certain non-Y2K compliant transportation and financial systems and the upgrade and modification of the existing Canadian business systems. The Company's international warehousing systems are already Y2K compliant. The replacement of the European, Asian and Latin American transportation and financial systems involves the installation of completely new software that has been designed and developed to be Y2K compliant. Deployment of these replacement systems will begin in the European stations during the latter months of 1998, moving on to Asian and Latin American stations thereafter. The replacement of these international systems is expected to be complete by June 1999. The Canadian business systems will undergo specific upgrades and modifications to be Y2K compliant. Final implementation and testing of the Canadian system upgrades and modifications are expected to be completed by August 1999.

    The testing and implementation phases of the embedded chips within the Company's computer systems resulted in minimal findings of non-compliance which required either a fix or replacement. Further testing and implementation of other Y2K issues related to embedded chips in the Company's computer systems is scheduled to occur during the latter part of 1998. Additionally, the Company has engaged outside consultants to assist in identifying specific associated risks and to provide solutions to Y2K issues regarding non-computer related embedded chips.

    The Company has initiated communications with third parties (i.e., customers, vendors, governmental agencies, etc.) around the world with whom the Company has material direct and indirect business relationships to determine the extent to which the Company's systems are vulnerable to those third parties' failure to make necessary changes related to Y2K issues. The intent of these inquiries through questionnaires and interviews is to ascertain the level of readiness of the identified customers, carriers, ocean ports and airports, government agencies, and financial institutions. Most ocean carriers and trucking firms have already responded to the Company's inquiries and have indicated that they will be Y2K compliant on a timely basis. To date, the Company is still continuing to gather information from the airlines. Financial institutions with which the Company is doing business are in the process of being contacted. Contact information is being gathered for ocean ports and airports, and communications with those entities have begun. U.S. Customs claims to be well along in their effort toward compliance with a target date of October 1, 1998 for having all major systems Y2K compliant. Year 2000 efforts of Customs bureaus in other countries are being monitored and are varying in scope and progress to date. Despite written assurances, there are no guarantees that the systems of other parties on which the Company relies will be compliant. These potential interruptions may have a material adverse effect on the Company's operations.

 FRITZ COMPANIES, INC.                                               FORM 10-Q


    Total costs to replace or modify the Company's business systems for Y2K are estimated to be approximately $6.0 million, of which $1.9 million has been earmarked for unforeseen contingencies.
  These costs, exclusive of the cost of replacement systems that are being capitalized and amortized in accordance with the Company's policies, are being expensed as incurred. The expected funding of all system costs is through internally generated cash flows from operations or borrowed funds. The costs associated with the replacement of the international stations' operating and financial systems are not included in the above estimates as Y2K compliance is incidental to the operating procedures and controls expected to be derived from these systems. Included in the estimate are the costs for outside consultants and internal staff for design and programming of systems, the replacement or modification of software purchased or internally developed, and the implementation of contingency plans. As of September 30, 1998, approximately $1.3 million of Y2K costs have been incurred. No significant information technology projects have been deferred as a result of the Y2K effort as the Company has augmented its systems development staff for this effort. There can be no assurance the costs to replace or modify the Company's business systems will not exceed the Company's current estimates nor that other information technology projects will be uninterrupted.

    Because of the numerous systems used by the Company, the significant number of third parties who have a material business relationship with the Company, the extent of the Company's foreign operations, including operations within countries that are not actively promoting correction of Y2K issues, the Company presently believes that it may experience some disruption in its business due to the Y2K issue although the Company believes its systems will be Y2K compliant by August 1999. In the event that the Company's systems or the systems of those third parties who have a material business relationship with the Company are not Y2K compliant by January 1, 2000, the Company's business and results of operations may be materially and adversely affected as the Company will be required to shift portions of its daily operations to manual processes in certain countries. The Company will face time delays in its daily operations and increased processing costs due to the required shift to manual processes. In addition, the Company may not be able to provide customers with timely and pertinent information regarding their orders or shipments, which may negatively affect customer relations and lead to the potential loss of customers even though monetary consequences would be limited by the Company's standard terms and conditions. The Company has determined that operating in a manual mode for some limited time is a workable alternative. The Company believes that a greater risk for disruption to its business exists with Y2K noncompliance of third parties that have major business relationships with the Company. The possible consequences of noncompliance include, among other things, inability to provide service to certain areas of the world, delays in delivery of product and invoicing errors with resultant collection difficulties. The Company believes these third party risks are inherent in the industry and not specific to the Company. The Company is unable to estimate the potential
  financial impact of the scenarios described above.   However, the
  Company believes that its Y2K readiness program, including the contingency plans described below, should reduce any material adverse effect that any such disruptions may have.

   The Company is currently identifying and developing specific contingency plans intended to mitigate the effects of a Y2K disruption. In the event of a




  Y2K disruption resulting from a Company system or other third party system failure, the Company will be able to provide adequate resources to successfully transition from automated systems processes to manual processes. In addition, the Company will have the ability to engage outside temporary

 FRITZ COMPANIES, INC.                                               FORM 10-Q


labor to increase manual productivity. Prior to January 1, 2000 the Company will procure materials and forms required for manual processes and entries in order to facilitate the manual processes. The Company is currently identifying specific third parties, which the Company has major business relations with that will be Y2K compliant. For those parties for which the Company has identified to be non-Y2K compliant, the Company will secure alternate carriers who are Y2K ready in order to continue to provide basic business services.

  Risk Factors

   The Company's worldwide operations are transacted in many currencies other than the U.S. dollar. Accordingly, the Company is exposed to inherent risks of international currency markets and governmental regulations. The Company manages these currency exposures through a variety of means such as hedging, conversion of other national currencies into U.S. dollars, accelerating and decelerating international payments among the Company's offices and agents. The Company's translation adjustment and foreign exchange gains for the first quarter of fiscal 1999 increased due to the strengthening of the U.S. dollar relative to certain currencies of Asia, Europe and Latin America. The charge to equity in the currency translation adjustment during the first quarter of fiscal 1999 was $1.1 million while net foreign currency gains realized during the first quarter of fiscal 1999 were approximately $1.5 million. Devaluation of foreign currencies could adversely impact the financial results of the operations in future periods.

   The Company's ability to provide service to its customers is highly dependent on good working relationships with a variety of entities such as airlines, steamship carriers and governmental agencies. Changes in space allotments available from carriers, governmental deregulation efforts regulations governing the Company's products and/or the international trade and tariff environment could affect the Company's business in unpredictable ways.

   Management believes the Company's business has not been adversely affected by inflation in the past. Historically, the Company has generally been successful in passing cost increases to its customers by means of price increases. However, competitive marketplace conditions could impede the ability to pass future cost increases to customers and could erode the Company's operating margin.

     Additional risks and uncertainties include:

          (i)The Company's ability to continue its improvement in operating results and cash flow,
           (ii) Dependence of the Company on international trade and worldwide economic conditions,
           (iii) Dependence of the Company on the continued services of key executives and managers,
          (iv) Risks associated with the Company's acquisition strategy, including:
               (a) Diversion of management's attention to the assimilation of the operations and personnel of acquired companies,
               (b)  Potential adverse short-term effects of acquisitions on the
                  Company's operating results, and


               (c) Integration of financial reporting systems and acquired assets.
          (v)The possible inability of the Company's information systems to keep pace with the increasing complexity and growth of the Company's business,

  FRITZ COMPANIES, INC.                                               FORM 10-Q

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

Recent Accounting Pronouncements

See Note 2 of the Notes to Condensed Consolidated Financial
Statements.


ITEM 3.  QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURE

     The Company's market capitalization as of January 28, 1997 did not exceed $2.5 billion. Therefore, in accordance with the instructions to this item, this item as part of this report is not applicable.


PART II.          OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

       15 Letter regarding unaudited interim financial information, Edgar Filing Only.

       27   Financial Data Schedule, Edgar Filing Only.

     (b) The company filed the following reports on Form 8-K during the quarter ended August 31, 1998 and through the date hereof:

       1.   September 16, 1998

         Item 5.  Other Events
          On September 16, 1998, the Company issued a press release announcing the Board authorized stock repurchase program of up to $5 million of the Company's common stock.

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


                                       Dated:  October 7, 1998



                                        /s/ LYNN C. FRITZ
                                       ------------------------------------
                                       Lynn C. Fritz
                                       Chairman and Chief Executive Officer



                                        /s/ DENNIS L. PELINO
                                       -------------------------------------
                                       Dennis L. Pelino
                                       President and Chief Operating Officer



                                        /s/ ROBERT AROVAS
                                       -------------------------------------
                                       Robert Arovas
                                       Executive Vice President and
                                       Chief Financial Officer

                             EXHIBIT INDEX

Exhibit                                                                   Page


15   Letter regarding unaudited interim financial information              18

27   Financial Data Schedule                                               19