Form 10-Q
period 1998-12-30
FRITZ COMPANIES INC
filed 1999-01-04
CIK 890662

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549



                           FORM 10-Q


[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SEC
URITIES EXCHANGE
                          ACT OF 1934

        For the quarterly period ended November 30, 1998

                               OR

[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SE
CURITIES EXCHANGE
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

As of November 30, 1998 there were 36,266,000 shares of common stock outstanding.













                           FRITZ COMPANIES, INC.
                             TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION                                  Page

Item 1.     Financial Statements:
            Independent Accountants' Review Report                       3

            Condensed Consolidated Balance Sheets as of November 30,
            1998 and May 31, 1998                                        4

            Condensed Consolidated Statements of Operations for the three
            months and six months ended November 30, 1998 and 1997       5

            Condensed Consolidated Statements of Cash Flows for the six
            months ended November 30, 1998 and 1997                      6

            Notes to Condensed Consolidated Financial Statements         7


Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          9


Item 3.    Quantitative and Qualitative Market Risk Disclosure             14



PART II.  OTHER INFORMATION                                             14


SIGNATURES                                                              16


EXHIBIT INDEX                                                           17



















                  Independent Accountants' Review Report



     Board of Directors and Stockholders
     Fritz Companies, Inc.

     We have reviewed the accompanying condensed consolidated balance sheet of Fritz Companies, Inc. and subsidiaries (the Company) as of November 30, 1998, the related condensed consolidated statements of operations for the three and six month periods ended November 30, 1998 and 1997 and the condensed consolidated statements of cash flows for the six month periods ended November 30, 1998 and 1997. These condensed consolidated financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Fritz Companies, Inc. and subsidiaries as of May 31, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated June 30, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 31, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.






                                                 KPMG Peat Marwick LLP
     San Francisco, California
     December 21, 1998


PART I. FINANCIAL INFORMATION
      ITEM 1.       FINANCIAL STATEMENTS:

                           FRITZ COMPANIES, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                  (In thousands, except per share amount)
                                (Unaudited)
                                                   November 30,  May 31,
                                                       1998       1998
ASSETS
CURRENT ASSETS:
       Cash and equivalents                      $   55,397  $  53,935
       Accounts receivable, net of allowance
        for doubtful accounts of $23,560 in
        November and $23,232 in May 1998            435,672    406,381
       Deferred income taxes                         17,197     16,978
       Prepaid expenses and other assets             18,562     23,142
       Total current assets                         526,828    500,436

PROPERTY AND EQUIPMENT, NET                          95,822     92,049
OTHER ASSETS:
       Intangibles, net of accumulated
        amortization of $18,992
        in November and $16,866 May 1998            111,426    112,965
       Other assets                                  18,188     16,948
       Total other assets                           129,614    129,913
       TOTAL ASSETS                              $  752,264  $ 722,398

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
       Current portion of long-term
        obligations and short-term
        borrowings                               $    4,499  $   4,764
       Accounts payable                             273,632    266,863
       Accrued liabilities                           76,569     74,880
       Income tax payable                            14,053     12,394
       Total current liabilities                    368,753    358,901

LONG-TERM OBLIGATIONS                               101,052    101,346
DEFERRED INCOME TAXES                                 2,478      1,585
OTHER LIABILITIES                                    10,532     10,238
TOTAL LIABILITIES                                   482,815    472,070

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock: par value $.01 per
  share; 60,000 shares authorized,
  36,266 shares issued and outstanding,
 (35,896 shares issued and outstanding
  as of May 31, 1998)                                   363        359
Additional paid-in capital                          136,195    131,797
Retained earnings                                   146,213    130,985
Treasury Stock                                         (174)       ----
Accumulated other comprehensive income              (13,148)   (12,813)
Total stockholders' equity                          269,449    250,328
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                             $  752,264  $ 722,398

       See accompanying independent accountants' review report and notes to condensed consolidated financial statements.


                          FRITZ COMPANIES, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except per share amount)
                               (Unaudited)

                               Three Months Ended   Six Months Ended
                                  November 30,      November 30,
                                   1998      1997      1998      1997
REVENUE                       $ 381,946  $ 343,611 $  724,271 $  670,310
FREIGHT CONSOLIDATION COSTS     228,230    198,447    425,413    385,907
NET REVENUE                     153,716    145,164    298,862    284,403

OPERATING EXPENSES
Salaries and related costs       85,636     83,410    169,918    163,469
General and administrative       53,077     51,208    104,110    103,665
Total operating expenses        138,713    134,618    274,028    267,134

INCOME  FROM OPERATIONS          15,003     10,546     24,834     17,269
OTHER (EXPENSE) INCOME           (2,427)        47     (2,440)      (821)
INCOME BEFORE TAX EXPENSE        12,576     10,593     22,394     16,448
INCOME TAX EXPENSE                4,024      3,708      7,166      5,757

NET INCOME                    $   8,552   $  6,885 $   15,228  $  10,691


Weighted average shares          36,262     36,109     36,078     35,911
outstanding - Basic

Earnings per share - Basic    $     .24  $   0.19  $      .42  $    0.30

Weighted average shares          36,277     36,216     36,170     36,020
outstanding - Diluted

Earnings per share - Diluted  $     .24  $   0.19  $      .42  $    0.30























       See accompanying independent accountants' review report and notes to condensed consolidated financial statements.

             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In thousands)
                               (Unaudited)

                                                Six Months Ended
                                            November 30,  November 30,
                                                1998          1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                              $     15,228  $    10,691
Adjustments to reconcile net income
to net cash provided by operating
activities:
    Depreciation and amortization             12,884       13,225
    Deferred income taxes                        533       (5,321)
    Stock Compensation                           917          749
    Other                                       (378)         ----
    Effect of changes in:
      Receivables                            (29,291)     (35,763)
      Prepaid expenses and other               4,580        3,719
current assets
      Payables and accrued liabilities        13,054       32,851

  Net cash provided by operating              17,527       20,151
activities

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                       (15,231)     (13,239)
  Acquisitions, new and contingent              (710)      (2,641)
  Acquisitions, debt                          (1,463)      (5,350)
  Proceeds from sale of fixed assets             614        1,513
  Purchase of Treasury Stock                    (174)         ----
  Other                                          337         (360)
  Net cash used in investing activities      (16,627)     (20,077)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term          2,543        9,678
obligations
       Decrease in short term borrowings       ----        (4,695)
  Debt Repaid                                 (1,825)      (1,996)
  Other                                          869          430
  Net cash provided by financing               1,587        3,417
activities
    Foreign currency translation effect       (1,025)        (382)
on cash
    INCREASE IN CASH AND EQUIVALENTS           1,462         3,109

CASH AND EQUIVALENTS AT BEGINNING OF          53,935        43,368
PERIOD

CASH AND EQUIVALENTS AT END OF PERIOD   $     55,397    $   46,477

OTHER CASH FLOW INFORMATION:
  Income taxes paid                     $      6,091    $    3,738
  Interest paid                         $      3,495    $    3,917







       See accompanying independent accountants' review report and notes to condensed consolidated financial statements.

                          FRITZ COMPANIES, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                (Unaudited)

  1.GENERAL

     The accompanying condensed consolidated financial statements of Fritz Companies, Inc. and subsidiaries (the Company) for the three and six months ended November 30, 1998 and 1997 are unaudited and, in the opinion of management, contain all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the results of such periods. Certain prior year amounts have been reclassified to conform to the current year's financial statement presentation.

     The significant accounting policies followed by the Company are described in Note 1 to the audited consolidated financial statements for the year ended May 31, 1998. In accordance with SEC regulations, certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted for the purposes of the condensed consolidated interim financial statements. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, including the notes thereto, for the year ended May 31, 1998 included in the Company's Form 10-K filed on July 15, 1998. The results of operations for the six months ended November 30, 1998 may not necessarily be indicative of the results to be expected for the full year.

      Effective June 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting of comprehensive income and its components in financial statements. Comprehensive income consists of net income and other gains and losses affecting shareholders' equity that, under generally accepted accounting principles, are excluded from net income. For the Company, the components of comprehensive income consist of foreign currency translation gains and losses.

     The components of total comprehensive income for interim periods are presented in the following table:

                                Three Months Ended  Six Months Ended
                                  1998       1997   1998     1997
Net Income                      $ 8,552  $  6,885 $ 15,228  $ 10,691


Other comprehensive
income (loss):
Foreign currency
translation adjustment              781    (2,140)    (335)   (6,970)


Total comprehensive income      $ 9,333  $  4,745 $ 14,893  $  3,721


     During the three and six month periods ended November 30, 1998 and 1997 the Company maintained its policy to reinvest the earnings of
  the non-United   States   subsidiaries  as   a   long-term   commitment.
  Accordingly, the "foreign currency translation adjustments" have not been adjusted for United States taxes.

  2. NEW ACCOUNTING STANDARDS

        In  June 1997, the Financial Accounting Standards Board issued
  Statement  of  Financial  Accounting  Standards  (SFAS)   No.   131,
  "Disclosures   about   Segments  of  an   Enterprise   and   Related
  Information,"   which  establishes  annual  and  interim   reporting
  standards  for  operating  segments and  related  disclosures  about
  products,  services,  geographic areas  and  major  customers.   The
  reporting  requirements  of this statement  are  effective  for  the
  Company's  fiscal  year  ended May 31, 1999.   The  effect  of  this
  statement will be limited to the form and content of the Company's disclosures and is not expected to impact the Company's results of operations, cash flow or financial position.

        In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for
  Internal  Use."   The SOP provides guidance for accounting  for  the
  costs of computer software for internal use whether developed or purchased. Although the provisions of the SOP are effective for financial statements for the Company's fiscal year ended May 31, 1999 the Company's current policy follows these provisions. Adoption
  of  this  SOP  is not expected to  materially  impact  the   Company's
  results of operations.

        In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of
  Position   98-5, "Reporting on the Costs of Start-Up Activities"
  ("SOP 98-5"), which  provides guidance on the financial reporting of
  start-up and organization   costs.  It requires costs of start-up
  activities and organization costs   to be expensed as incurred.  The
  provisions of the SOP are effective for  financial statements for the
  Company's fiscal year ended May 31, 2000.    Adoption of this SOP is not
  expected to materially impact the Company's results of operations.

        In September 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is currently evaluating the impact, if any, of SFAS No. 133 which is effective for all quarters of fiscal years beginning after September 15, 1998.

  3. COMMON STOCK

        The increase in common stock issued and paid in capital was primarily due to shares issued upon exercise of options, restricted stock grants and issuance of shares under the employee stock purchase plan.

  4. INCOME TAXES

      Income tax expense for the six month period ended November 30, 1998 consisted of approximately $6.7 million of current tax provision and $ 0.5 million of deferred tax expense. The Company's expected global effective tax rate for the year ended May 31, 1999 is 32%.

  5. ACQUISITIONS

     The Company recorded approximately $0.7 million and $5.1 million for the six months ended November 30, 1998 and 1997, respectively, of additional purchase price adjustments relating to achievement of specified net revenue or pre-tax income levels of certain prior acquisitions. At November 30, 1998, the remaining maximum payments in connection with acquisitions providing a contingent purchase price is approximately $2.9 million. There is no certainty these businesses will achieve the revenue or profit levels to require these contingent payments.

  6.CONTINGENCIES

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

     The three class action suits filed against the Company in state court were dismissed with prejudice by the Superior Court of California for the County of San Francisco on grounds the claims asserted under the California Corporate Securities law and common law fraud were not legally tenable. One of the dismissals has been reversed on appeal, permitting the plaintiff to file an amended complaint. That amended complaint was dismissed with leave to amend. A further amended complaint was filed and the Company has moved for its dismissal. The Company's motion is pending.

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
  ANALYSIS OF FINANCIAL CONDITION AND
  RESULTS OF OPERATIONS

  Overview

    The following discussion is applicable to the Company's financial condition and results of operations for the three months and six months ended November 30, 1998 and 1997. See Note 1 of Notes to Condensed Consolidated Financial Statements.

  Results of Operations

    The following table provides the revenue and net revenue in thousands of dollars and percentages attributable to the Company's principal logistics services during the periods indicated:

                                    Three Months Ended November 30,

                                1998           %        1997         %
REVENUE:
Customs brokerage            $  40,778        10.7     $  41,634    12.1
Ocean freight forwarding       112,807        29.5        97,712    28.4
Airfreight forwarding          172,313        45.1       157,003    45.7
Warehousing and distribution    56,048        14.7        47,262    13.8
   Total revenue             $ 381,946       100.0     $ 343,611   100.0

NET REVENUE:
Customs brokerage            $  40,778        26.5     $  41,634    28.7
Ocean freight forwarding        35,039        22.8        31,641    21.8
Airfreight forwarding           45,804        29.8        41,546    28.6
Warehousing and distribution    32,095        20.9        30,343    20.9
   Total net revenue         $ 153,716       100.0     $ 145,164   100.0

                                     Six Months Ended November 30,

                                1998           %        1997         %
REVENUE:
Customs brokerage            $  82,616        11.4     $  82,856    12.4
Ocean freight forwarding       220,723        30.5       195,167    29.1
Airfreight forwarding          315,775        43.6       300,259    44.8
Warehousing and distribution   105,161        14.5        92,028    13.7
   Total revenue             $ 724,275       100.0     $ 670,310   100.0

NET REVENUE:
Customs brokerage            $  82,616        27.6     $  82,856    29.1
Ocean freight forwarding        66,585        22.3        61,862    21.8
Airfreight forwarding           86,216        28.8        79,638    28.0
Warehousing and distribution    63,445        21.3        60,047    21.1
   Total net revenue         $ 298,862       100.0     $ 284,403   100.0



  Three Months Ended November 30, 1998 Compared with Three Months Ended November 30, 1997

     Revenue and Net Revenue: For the three months ended November 30, 1998, revenue increased 11.2% to $381.9 million from $343.6 million reported in the prior year and net revenue increased 5.9% to $153.7 million from $145.2 million reported in the prior year. All of the Company's principal service areas reported growth in revenue and net revenue, except customs brokerage which had a small decline. The effect of translation rate changes during the period adversely affected the growth rates of revenue and net revenue by approximately 3.3 and 2.4 percentage points, respectively.

     Customs brokerage revenue decreased 2.1% to $40.8 million from $41.6 million reported in the prior year. The number of United States Customs entries filed by the Company now includes more informal
  entries as a result of increased dollar limits for such entries.   In
  certain  portions  of  the  customs  brokerage   business,  price
  competition remained strong resulting  in  downward pressure on prices.

  Ocean freight forwarding revenue and net revenue increased 15.4% and 10.7%, respectively, primarily due to increased shipping volumes from existing customers. The increase in ocean revenues was led by Non-Vessel Operating Common Carrier (NVOCC) imports into the United States and Canada from Europe and Asia. Gross margin (net revenue as a percentage of revenue) decreased to 31.1% from 32.4% reported in the prior year. The decreases in margins resulted from rapidly increasing transportation rates and shortages in outbound capacity.


     Airfreight forwarding revenue and net revenue increased 9.8% and 10.2%, respectively, due to increased shipments and total chargeable weight of cargo shipped. The increase in the number of shipments was primarily from existing customers. Net revenue as a percentage of gross revenue was steady at 26.6% in this quarter as compared to 26.5% in the comparable quarter of the prior year.

     Warehousing and distribution revenue and net revenue increased 18.6% and 5.8%, respectively. The greatest growth was in the United
  States where new  customers,   programs  and  increased volumes grew
  revenue  in  Seattle,  Dallas,    Atlanta and Rochester.  In addition,
  the growth in revenues and  net   revenues  was  due  to  increased
  demand  from  existing  integrated   logistics  customers, expansion of
  overseas services,  expansion  of   warehouse facilities and the strong
  United States and European economies.

     Operating Expenses: Operating expenses increased 3.0% to $138.7 million from $134.6 million reported in the prior year. Salaries and related costs increased due to higher labor costs associated with Year 2000 compliance and the Company's new global transportation and financial systems. Salaries and related costs as a percentage of net revenue were 55.7% compared to 57.5% reported in the prior year.

     General and administrative expenses increased 3.6% to $53.1 million from $51.2 million reported in the prior year. The increase was mainly attributable to supporting greater shipping volumes, higher occupancy capacity costs, and an increase in information systems costs, particularly due to work related to Year 2000 remediation. General and administrative expenses as a percentage of net revenue were 34.5% compared to 35.3% reported in the prior year.

     Other Income and Expense: Currency losses of $0.1 million were incurred by certain international operation where trade accounts were denominated in U. S. Dollars as compared to a currency gain of $1.7 million in the previous year. Other expense mainly represents interest expense of $2.0 million for the quarter.

     Substantially all of the Company's services experienced some pressure on prices and margins due to the competitive environment. The Company continues to focus on improving productivity, efficiency and providing value added customer service at competitive prices.

  Six Months Ended November 30, 1998 Compared with Six Months Ended November 30, 1997

     Revenue and Net Revenue: For the six months ended November 30, 1998, revenue increased 8.1% to $724.3 million from $670.3 million reported in the prior year and net revenue increased 5.1% to $298.9 million from $284.4 million reported in the prior year. All of the Company's principal service areas reported growth in revenue and net revenue, except customs brokerage which had a small decline. The effect of translation rate changes during the period adversely affected the growth rates in revenue and net revenue by approximately 4.4 and 3.1 percentage points, respectively.

     Customs brokerage revenue decreased 0.3% to $82.6 million from $82.9 million reported in the prior year. The number of United States Customs entries filed by the Company increased approximately 2.6% to 1.4 million from 1.3 million for the same period in the prior year. Competitive pricing pressures were partially offset by the closure of non profitable stations and shifting the processing to other locations.

     Ocean freight forwarding revenue and net revenue increased 13.1% and 7.6%, respectively, due to increased shipping volumes from existing and new customers. Gross margin decreased to 30.2% from 31.7% reported in the prior year, due to competitive pressures.

     Airfreight forwarding revenue and net revenue increased 5.2% and 8.3%, respectively, due to increased shipments and total chargeable weight of cargo shipped. The increase in the number of shipments was  primarily  due  to  an  increase  in  shipments  with  existing
  customers.   Gross margin increased to 27.3% from 26.5% reported  in
  the prior year. The increase in gross margin was due to ocean capacity issues out of certain Asian countries, better utilization of gateways and favorable spot rate buying.

     Warehousing and distribution revenue and net revenue increased 14.3% and 5.7%, respectively, due to increased demand from existing integrated logistic customers, continued expansion of overseas and domestic services and expansion of warehouse facilities in Seattle, Dallas, Atlanta and Rochester.

     Operating Expenses: Operating expenses increased 2.6% to $274.0 million from $267.1 million reported in the prior year. Salaries and related costs increased primarily due to Year 2000 compliance and the Company's new global transportation and financial systems. Salaries and related costs as a percentage of net revenue were 56.9% compared to 57.5% reported in the prior year.

     General and administrative expenses increased 0.4% to $104.1 million from $103.7 million reported in the prior year. General and administrative expenses as a percentage of net revenue were 34.8% compared to 36.5% reported in the prior year.

     Other Income and Expense: Currency gains of $1.4 million were obtained by certain international operations where trade accounts were denominated in U. S. Dollars as compared to a currency gain of $2.9 million in the previous year. Other expense mainly represents interest expense of $3.8 million for the six months.

  Liquidity and Capital Resources

    The Company's cash and equivalents increased $1.5 million to $55.4 million at November 30, 1998 from $53.9 million at May 31, 1998. Positive operational cash flow of $17.5 million was used to fund capital expenditures of $15.2 million resulting in free cash flow of $2.3 million. Capital expenditures consisted mostly of expenditures for land, computer hardware, building and leasehold improvements, and warehouse equipment. Free cash flow was supplemented by $2.5 million in long-term financing to reduce acquisition related debt by $1.5 million, short term debt by $1.8 million and $1.5 million for other purposes.


     As   of   November  30,  1998,  utilization  of  the   syndicated
  multicurrency credit facility (the Credit Facility) was $25.5 million, consisting of $12.2 million of borrowings and $13.3 million
  and for outstanding  letters  of  credit.   Therefore,  the  Company's
  total available borrowing capacity under the Credit Facility as of November 30, 1998 was approximately $74.5 million.

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

  Year 2000

     Many computer systems, including some utilized by the Company, use only two digits to represent the year in date fields. These systems may be unable to accurately process certain data before, during, or after the year 2000. Business and governmental entities are at risk for possible miscalculations or systems failures, possibly causing disruptions in their business operations. This is commonly known as the Year 2000 (Y2K) issue.

     The Company is reliant on its internal computer systems and applications, located in numerous countries, to conduct its business as an international freight forwarder, customs broker and logistics provider. The Company is also reliant upon the external system capabilities of third parties, which the Company has major business relationships.

     The key computer systems of the Company are its transportation (ocean freight, airfreight and trucking), custom brokerage, warehousing management, communications, marketing, and financial systems. The Company has established a Y2K program management office to identify and resolve specific Y2K issues and problems. A Y2K inventory, assessment, and plan of action has been completed for all the Company's global systems.

     The Company expects all of its business systems to be fully Y2K compliant by June 1999, except for the Canadian systems, whose final implementation and testing is expected to be completed by August 1999.

     The Company believes its greatest Y2K risk for disruption to its business is the potential noncompliance of third parties. The Company believes these third party risks are an inherent risk to
  the  industry  and are not specific to the Company.   As a result,
  The Company has initiated communications with third parties (i.e., customers, vendors, governmental agencies, etc.) around the world with whom the Company has material direct and indirect business relationships. The Company is currently in the process of contacting third parties in order to determine the extent to which the Company's business is vulnerable to the third parties failure
  to   make   their  systems  Y2K  compliant.   The  contact  involves
  questionnaires and interviews with the intention to ascertain the level of readiness of the Company's customers, carriers, ocean ports, airports, government agencies and financial institutions. Most of the business partners that have responded to the Company's inquiries have indicated that they will be Y2K compliant on a timely basis. U.S. Customs also indicates that their critical systems have been fixed, tested and implemented. Year 2000 efforts of Customs bureaus in other countries are being monitored and are varying in scope and progress. To date, the Company is still continuing to gather information from other important business partners. Despite written assurances, there are no guarantees that the systems of other parties on which the Company and its competitors
  relies  will  be   compliant.   These  potential  interruptions  may
  have  a  material   adverse effect on the Company's operations.

    Total costs to replace or modify the Company's business systems for Y2K are currently estimated to be $7 million. However, there can be no assurance that the costs to replace or modify the Company's business systems will not exceed this estimate. As of November 30, 1998, approximately $2 million has been spent on Y2K efforts. The cost estimates include, but are not limited to, the cost of internal staff and outside consultants who are working on modifying, upgrading and testing systems; the Y2K project management office; new or upgraded software; and various Y2K tools. These costs are being expensed as incurred. The expected funding of all past and future Y2K expenses is anticipated to be paid through internally generated cash flows from operations or borrowed funds. The costs associated with the replacement of the selected international stations' operating and financial systems are not included in the above estimates. The cost of the replacement systems are being capitalized and amortized in accordance with the Company's normal accounting policies as Y2K compliance is an incidental benefit expected from these systems. The primary reason for installing these replacement systems include productivity gains, improved customer service, improved operating procedures, and controls.



        In the event that the Company's systems or the systems of those third parties, who have a material business relationship with the Company, are not  Y2K  compliant  by January 1, 2000, the
  Company's  business  may  be  materially  affected.   The possible
  consequences of noncompliance include, among other things, the inability to provide services to certain areas of the world, delays in product delivery, invoicing errors and possible collection difficulties. The Company may be required to shift portions of its daily operations to manual processes and thus face time delays in its operations as well as increased processing costs. In addition, the Company may not be able to provide customers with timely and pertinent information regarding their orders or shipments. This may negatively affect customer relations and potentially lead to the loss of customers. The Company is unable to estimate the potential financial impact of these scenarios. However, the Company believes that its Y2K readiness program, including its contingency plans, should help to reduce material adverse effects that such disruptions may create.

     As part of the Company's contingency planning, it has determined that operating in a manual mode, for a limited time, is a workable alternative with the exception of its U.S. customs brokerage
  systems.   The  Company is currently  identifying and developing
  specific contingency  plans intended to  mitigate  the  effects  of
  possible Y2K  disruptions.   In  the  event  of  a  Y2K  disruption
  resulting from a Company system or other third party system failure, the Company will be able to provide adequate resources to successfully transition from automated systems processing to manual
  processing.   In  addition, the Company will  have  the  ability  to
  engage outside temporary labor. Also, the Company will secure alternate carriers who are Y2K ready in order to continue to provide basic business services.

  Risk Factors

     The Company's worldwide operations are transacted in many currencies other than the U.S. dollar. Accordingly, the Company is exposed to inherent risks of international currency markets and governmental regulations. The Company manages these currency exposures through a variety of means such as hedging, conversion of other national currencies into U.S. dollars, accelerating and decelerating international payments among the Company's offices and agents. The Company's translation adjustment and foreign exchange gains for the first quarter of fiscal 1999 increased due to the strengthening of the U.S. dollar relative to certain currencies of Asia, Europe and Latin America. The charge to equity in the currency translation adjustment during the six months ended November 30, 1998 was $0.3 million while net foreign currency gains realized during the first six months ended November 30, 1998 were approximately $1.4 million. Devaluation of foreign currencies could adversely impact the financial results of the operations in future periods.

   The Company's ability to provide service to its customers is highly dependent on good working relationships with a variety of entities such as airlines, steamship carriers and governmental agencies. Changes in space allotments available from carriers, governmental deregulation efforts, regulations governing the Company's products and/or the international trade and tariff environment could affect the Company's business in unpredictable ways.

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

     Additional risks and uncertainties include:

(i) The Company's ability to continue its improvement in operating results and cash flow,
(ii) Dependence of the Company on international trade and worldwide economic conditions,
(iii)Dependence of the Company on the continued services of key executives and managers,
(iv) Risks associated with the Company's acquisition strategy, including:
     (a) Diversion of management's attention to the assimilation of the operations and personnel of acquired companies,
     (b)  Potential adverse short-term effects of
          acquisitions on the Company's operating results, and
     (c) Integration of financial reporting systems and acquired assets.
(v) The possible inability of the Company's information systems to keep pace with the increasing complexity and growth of the Company's business and Y2K issues,
(vi)The increasing level of investment required by the transition of the Company from prior predominance of customs brokerage revenue to its increasing emphasis on integrated logistics and providing a full range of international transportation and supply chain management services,
(vii)Diversion of management focus and resources as a result of pending litigation,
(viii)Other risks disclosed elsewhere in this Form 10-Q or in the Company's other filings with the Securities and Exchange Commission.

Recent Accounting Pronouncements

See Note 2 of the Notes to Condensed Consolidated Financial Statements.


ITEM 3.  QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURE

     The Company's market capitalization as of January 28, 1997 did not exceed $2.5 billion. Therefore, in accordance with the instructions to this item, this item as part of this report is not applicable.


PART II.          OTHER INFORMATION

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

   (a) The annual meeting of shareholders was held on September 29, 1998.

    (b) The following directors were elected at the meeting:

        Lynn C. Fritz
        Dennis L. Pelino
        James E.Gilleran
        Preston Martin
        Paul Otellini
        William J. Razzouk

        The foregoing constitute all members of the Board of Directors of the Company.

    (c) Set forth below is a tabulation with respect to the matters voted on at the meeting:

                                   AGAINST OR                BROKER
                        FOR         WITHHELD    ABSTENTIONS NON-VOTES
Proposal to Amend
1992 Omnibus Equity
Incentive Plan         22,701,864   10,226,879   104,052      0

Election of Directors
Lynn C. Fritz          32,891,997      140,898     ----       ----
Dennis L. Pelino       32,894,165      138,730     ----       ----
James Gilleran         32,949,173       83,722     ----       ----
Preston Martin         32,945,727       87,168     ----       ----
Paul Otellini          32,947,881       85,014     ----       ----
William J. Razzouk     32,949,345       83,550     ----       ----


    (d) Inapplicable.

ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

       15 Letter regarding unaudited interim financial information. Edgar Filing Only.


       27   Financial Data Schedule.  Edgar Filing Only.


     (b) The Company filed a Form 8-K on September 30, 1998, announcing the share repurchase authorization of up to $5 million of the Company's common stock by its Board of Directors.


                         S I G N A T U R E S


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       FRITZ COMPANIES, INC.
                                       Registrant


                                       Dated:  December 31, 1998



                                       S/S
                                       Lynn C. Fritz
                                       Chairman and Chief Executive
					 Officer



                                       S/S
                                       Dennis L. Pelino
                                       President and Chief Operating
                                         Officer



                                       S/S
                                       Robert Arovas
                                       Executive Vice President and
                                         Chief Financial Officer



                                       S/S
                                       Janice Washburn
                                       Principal Accounting Officer




                              EXHIBIT INDEX

Exhibit                                                        Page



15   Letter regarding unaudited interim financial information    16


27   Financial Data Schedule                                     17






                                                        EXHIBIT 15


The Board of Directors and Stockholders
Fritz Companies, Inc.:


Re:  Registration Statement NO. 33-78472, 33-57238, 33-93070, 333-15921 and
333-07639

With respect to the subject registration statement, we acknowledge our awareness of the use therein of our report dated December 21, 1998 related to our review of interim financial information.

Pursuant to Rule 436(c) under the Securities Act of 1933, such report is not considered part of a registration statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of sections 7 and 11 of the Act.


S/S

KPMG Peat Marwick LLP

San Francisco, California
December 31, 1998