Form 10-Q
period 1999-02-28
FRITZ COMPANIES INC
filed 1999-04-02
CIK 890662

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended February 28, 1999

                                       OR

 [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                        For the transition period from to

                         Commission file number 0-20548

                              FRITZ COMPANIES, INC.


   Delaware                                             94-3083515

(State of incorporation or organization)   (IRS Employer Identification Number)



706 Mission Street, Suite 900, San Francisco, California 94103

(Address of principal executive offices) (Zip Code)



Registrant's telephone number, including area code (415) 904-8360


                                 Not applicable

(Former name, former address and former fiscal year if changed from last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.[X] Yes [ ] No


As of March 25, 1999 there were 36,292,217 shares of common stock outstanding.
                                ----------

















FRITZ COMPANIES, INC.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                              Page

Item 1. Financial Statements:

Independent Accountants' Review Report                                        3

Condensed Consolidated Balance Sheets as of February 28, 1999
and May 31, 1998                                                              4

Condensed Consolidated Statements of Operations for the three
months and nine months ended February 28, 1999 and 1998                       5

Condensed Consolidated Statements of Cash Flows for the nine
months ended February 28, 1999 and 1998                                       6

Notes to Condensed Consolidated Financial Statements                          7


Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations                                           9

Item 3. Quantitative and Qualitative Market Risk Disclosure                  14



PART II. OTHER INFORMATION 14

SIGNATURES                                                                   15

EXHIBIT INDEX                                                                16







                     Independent Accountants' Review Report

Board of Directors and Stockholders
Fritz Companies, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Fritz Companies, Inc. and subsidiaries (the Company) as of February
28, 1999, the related condensed consolidated statements of operations for the three and nine month periods ended February 28, 1999 and 1998 and the condensed consolidated statement of cash flows for the nine month periods ended February 28,1999 and 1998. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Fritz Companies, Inc. and subsidiaries as of May 31, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated June
30, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 31, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derive




/S/
 KPMG LLP
 San Francisco, California
 March 25, 1999






PART I.    FINANCIAL INFORMATION
           ITEM 1.    FINANCIAL STATEMENTS:

                              FRITZ COMPANIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                     (In thousands, except per share amount)



                                                                                             February 28,        May 31,
                                                                                               1999               1998
                                                                                          ----------------    -------------
                                                                                              (Unaudited)

             CURRENT ASSETS:
                  Cash and equivalents                                                   $          59,675   $         53,935
                  Accounts receivable, net of allowance for doubtful
                    accounts of $24,603 in February and $23,232 in May 1998                        383,294            406,381
                  Deferred income taxes                                                             19,930             16,978
                  Prepaid expenses and other assets                                                 19,055             23,142
                                                                                            ---------------     --------------
                  Total current assets                                                             481,954            500,436
                                                                                            ---------------     --------------

             PROPERTY AND EQUIPMENT, NET                                                            98,808             92,049
                                                                                            ---------------     --------------
             OTHER ASSETS:

                  Intangibles, net of accumulated amortization of $20,092
                    in February and $16,866 in May 1998                                            111,741            112,965
                  Other assets                                                                      22,801             16,948
                                                                                            ---------------     --------------
                  Total other assets                                                               134,542            129,913
                                                                                            ---------------     --------------
                     TOTAL ASSETS                                                        $         715,304   $        722,398
                                                                                            ===============     ==============

                                 LIABILITIES AND STOCKHOLDERS' EQUITY
             CURRENT LIABILITIES:

                  Current portion of long-term obligations and short-term
                    borrowings                                                           $           4,671   $          4,764
                  Accounts payable                                                                 261,954            266,863
                  Accrued liabilities                                                               72,491             74,880
                  Income tax payable                                                                11,406             12,394
                                                                                            ---------------     --------------
                  Total current liabilities                                                        350,522            358,901

             LONG-TERM OBLIGATIONS                                                                  87,606            101,346
             DEFERRED INCOME TAXES                                                                   2,172              1,585
             OTHER LIABILITIES                                                                      10,112             10,238
                                                                                            ---------------     --------------
                      TOTAL LIABILITIES                                                            450,412            472,070
                                                                                            ---------------     --------------

             COMMITMENTS AND CONTINGENCIES

             STOCKHOLDERS' EQUITY:

                  Common stock: par value $.01 per share; 60,000 shares
                    authorized, 36,292 shares issued and outstanding, (35,896

                    shares issued and outstanding as of May 31, 1998)                                  363                359
                  Additional paid-in capital                                                       137,063            131,797
                  Retained earnings                                                                143,256            130,985
                    Treasury stock                                                                    (174)              ----
                    Accumulated other comprehensive income                                         (15,616)           (12,813)
                                                                                            ---------------     --------------
                  Total stockholders' equity                                                       264,892            250,328
                                                                                             --------------     --------------

                      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $         715,304   $        722,398
                                                                                            ===============     ==============




           See accompanying independent accountants' review report and notes to condensed consolidated financial statements.




                              FRITZ COMPANIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (In thousands, except per share amounts)

                                   (Unaudited)

                                                           Three Months Ended February 28,       Nine Months Ended February 28,
                                                                     1999            1998              1999              1998
REVENUE                                                  $        317,553  $      307,210   $     1,041,828  $        977,520
FREIGHT CONSOLIDATION COSTS                                       182,639         174,928           608,052           560,835
                                                            --------------    ------------     -------------    --------------
NET REVENUE                                                       134,914         132,282           433,776           416,685
                                                            --------------    ------------     -------------    --------------

OPERATING EXPENSES

    Salaries and related costs                                     85,474          81,336           255,392           244,805
    General and administrative                                     52,433          49,274           156,543           152,939
                                                            --------------    ------------     -------------    --------------
      Total operating expenses                                    137,907         130,610           411,935           397,744
                                                            --------------    ------------     -------------    --------------

INCOME (LOSS) FROM OPERATIONS                                      (2,993)          1,672            21,841            18,941
OTHER (EXPENSE) INCOME                                             (1,357)          1,478             (3,797)             657
                                                            --------------    ------------     --------------   --------------
INCOME (LOSS) BEFORE TAX EXPENSE                                   (4,350)          3,150            18,044            19,598
INCOME TAX EXPENSE (BENEFIT)                                       (1,392)            514             5,774             6,271
                                                            --------------    ------------     -------------    --------------

NET INCOME (LOSS)                                        $         (2,958) $        2,636   $        12,270  $         13,327
                                                            ==============    ============     =============    ==============


Weighted average shares outstanding - Basic                        36,277          35,818            36,144            35,756
                                                            ==============    ============     =============    ==============

Earnings (loss) per share - Basic                        $           (.08) $          .07   $           .34  $            .37
                                                            ==============    ============     =============    ==============

Weighted average shares outstanding - Diluted                      36,396          36,308            36,293            36,144
                                                            ==============    ============     =============    ==============

Earnings (loss) per share - Diluted                      $           (.08) $          .07   $           .34  $            .37
                                                            ==============    ============     =============    ==============


























           See accompanying independent accountants' review report and notes to condensed consolidated financial statements.



                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                   (Unaudited)

                                                                                           Nine Months Ended

                                                                           -----------------------------------------
                                                                              February 28,             February 28,
                                                                                  1999                    1998

                                                                           ------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                           $           12,270     $             13,327
     Adjustments to reconcile net income to net cash
        provided by operating activities:

        Depreciation and amortization                                                 20,072                   20,136
        Deferred income taxes                                                         (3,031)                  (6,629)
        Stock compensation                                                             1,432                    3,398
        Other                                                                            851                    2,181
        Effect of changes in:
            Receivables                                                               23,087                    7,436
            Prepaid expenses and other current assets                                  4,087                    2,366
            Payables and accrued liabilities                                          (5,769)                  (4,136)
                                                                            ------------------     --------------------

      Net cash provided by operating activities                                       52,999                   38,079
                                                                            ------------------     --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

      Capital expenditures                                                           (25,281)                 (16,275)
      Acquisitions, new and contingent                                                (1,426)                  (3,308)
      Acquisitions, debt                                                              (1,538)                 (11,259)
      Proceeds from sale of fixed assets                                               2,278                    4,495
      Purchase of Treasury Stock                                                        (174)                  ----
      Other                                                                           (7,659)                  (1,292)
                                                                            ------------------     --------------------

     Net cash used in investing activities                                           (33,800)                 (27,639)
                                                                            ------------------     --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from issuance of long-term obligations                                   8,390                   10,254
     Debt Repaid                                                                     (20,231)                 (17,079)
     Other                                                                             1,148                     (320)
                                                                             -----------------      -------------------

    Net cash used by financing activities                                            (10,693)                  (7,145)
                                                                            ------------------     --------------------

 Foreign currency translation effect on cash                                          (2,766)                  (3,327)
                                                                            ------------------     --------------------

 INCREASE IN CASH AND EQUIVALENTS                                                      5,740                      (32)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                           53,935                   43,368
                                                                             -----------------      -------------------

CASH AND EQUIVALENTS AT END OF PERIOD                                     $           59,675    $              43,336
                                                                             =================      ===================

OTHER CASH FLOW INFORMATION:

     Income taxes paid                                                    $           10,863     $              4,095
                                                                             =================      ===================
     Interest paid                                                        $            4,281     $              5,074
                                                                             =================      ===================







           See accompanying independent accountants' review report and notes to condensed consolidated financial statements.

                              FRITZ COMPANIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            (Unaudited)

     1.  GENERAL

         The accompanying condensed consolidated financial statements of Fritz Companies, Inc. and subsidiaries (the Company) for the three and nine months ended February 28, 1999 and 1998 are unaudited and, in the opinion of management, contain all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the results of such periods. Certain prior year amounts have been reclassified to conform to the current year's financial statement presentation.

         The significant accounting policies followed by the Company are described in Note 1 to the audited consolidated financial statements for the year ended May 31, 1998. In accordance with SEC regulations, certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted for the purposes of the condensed consolidated interim financial statements. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, including the notes thereto, for the year ended May 31, 1998 included in the Company's Form 10-K filed on July 15, 1998. The results of operations for the nine months ended February 28, 1999 may not necessarily be indicative of the results to be expected for the full year.

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

          The components of total comprehensive income for interim periods are presented in the following table:

                                                    Three Months Ended              Nine Months Ended
                                                    1999            1998             1999           1998
                                                  -----------     -----------       ----------     ----------
    Net Income (Loss)                          $   (2,958)    $       2,636    $      12,270  $     13,327

    Other comprehensive income (loss):

        Foreign currency translation adjustment    (2,468)           (3,289)          (2,803)      (10,260)
                                                 ----------      -----------       ----------     ----------

    Total comprehensive income (loss)          $   (5,426)    $        (653)    $      9,467   $     3,067
                                                 =========       ===========       ==========     ==========


         During the three and nine month periods ended February 28, 1999 and 1998 the Company maintained its policy to reinvest the earnings of the non-United States subsidiaries as a long-term commitment. Accordingly, the "foreign currency translation adjustments" have not been adjusted for United States taxes.

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

         In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP provides guidance for accounting for the costs of computer software for internal use whether developed or purchased. The Company's current policy follows the provisions of this Statement of Position.

         In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"), which provides guidance on the financial reporting of start-up and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. The Company's current policy follows the provisions of this Statement of Position.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is currently evaluating the impact, if any, of SFAS No. 133 which is effective for all quarters of fiscal years beginning after June 15, 1999.

     3.     COMMON STOCK

         The increase in common stock issued and paid in capital was primarily due to shares issued upon exercise of options, restricted stock grants and issuance of shares under the employee stock purchase plan.

     4.     INCOME TAXES

            Income tax expense for the nine month period ended February 28, 1999 consisted of approximately $8.8 million of current tax provision and $3.0 million of deferred tax benefit. The Company's expected global effective tax rate for the year ended May 31, 1999 is 32%.

     5.     ACQUISITIONS

            The Company recorded approximately $1.5 million and $5.5 million for the nine months ended February 28, 1999 and 1998, respectively, of additional purchase price adjustments relating to achievement of specified net revenue or pre-tax income levels of certain prior acquisitions. At February 28, 1999, the remaining maximum payments in connection with acquisitions providing a contingent purchase price is approximately $2.2 million. There is no certainty these businesses will achieve the revenue or profit levels to require these contingent payments.

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

         The three class action suits filed against the Company in state court were dismissed with prejudice by the Superior Court of California for the County of San Francisco on grounds the claims asserted under the California Corporate Securities law and common law fraud were not legally tenable. One of the dismissals has been reversed on appeal, permitting the plaintiff to file an amended complaint. That amended complaint was dismissed with leave to amend. A further amended complaint was filed and has been dismissed.

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

7.       SUBSEQUENT EVENT

         None.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Overview

         The following discussion is applicable to the Company's financial condition and results of operations for the three months and nine months ended February 28, 1999 and 1998. See Note 1 of Notes to Condensed Consolidated Financial Statements.

     Results of Operations

         The following  table  provides the revenue and net revenue in thousands
     of  dollars  and  percentages   attributable  to  the  Company's  principal
     logistics services during the periods indicated:

                                          Three Months Ended February 28,           Nine Months Ended February 28,
                                             1999        %        1998      %         1999        %        1998        %
    REVENUE:

      Customs brokerage                   $37,635     11.9     $38,802   12.6    $ 120,251     11.5   $ 121,658     12.4
      Ocean freight forwarding             98,165     30.9      89,333   29.1      318,888     30.6     284,500     29.1
      Airfreight forwarding               134,663     42.4     133,369   43.4      450,438     43.2     433,628     44.4
      Warehousing and distribution         47,090     14.8      45,706   14.9      152,251     14.7     137,734     14.1
                                         --------    -----    --------  -----   ----------    -----    --------    -----

         Total revenue                   $317,553    100.0    $307,210  100.0   $1,041,828    100.0    $977,520    100.0
                                         ========    =====    ========  =====   ==========    =====    ========    =====

    NET REVENUE:

      Customs brokerage                   $37,635     27.9     $38,802   29.3     $120,251     27.7    $121,658     29.2
      Ocean freight forwarding             28,769     21.3      28,313   21.4       95,354     22.0      90,175     21.7
      Airfreight forwarding                39,782     29.5      37,946   28.7      125,998     29.0     117,583     28.2
      Warehousing and distribution         28,728     21.3      27,221   20.6       92,173     21.3      87,269     20.9
                                         --------    -----    --------  -----   ----------    -----    --------    -----

         Total net revenue               $134,914    100.0    $132,282  100.0     $433,776    100.0    $416,685    100.0
                                         ========    =====    ========  =====     ========    =====    ========    =====

     Three Months Ended February 28, 1999 Compared with Three Months Ended February 28, 1998

         Revenue and Net Revenue: For the three months ended February 28, 1999, revenue increased 3.4% to $317.6 million from $307.2 million reported in the prior year and net revenue increased 2.0% to $134.9 million from $132.3 million reported in the prior year. All of the Company's principal service areas reported growth in revenue and net revenue, except customs brokerage which had a small decline in both. The effect of translation rate changes during the period adversely affected the growth rates of net revenue by approximately one percentage point.

         Customs brokerage revenue decreased 3.0% to $37.6 million from $38.8 million reported in the prior year. This resulted from fewer numbers of entries being processed in the quarter. In addition the number of United States Customs entries filed by the Company now includes more informal entries, which have a lesser effort and price, as a result of increased dollar limits for such entries.

         Ocean freight forwarding revenue increased 9.9% primarily due to increased shipping volumes from existing customers, while net revenue increased by 1.6%, The increase in ocean revenues was led by Non-Vessel Operating Common Carrier (NVOCC) imports into the United States and Canada from Europe and Asia. The revenue from ocean freight forwarding activities declined during the quarter due to declines in U. S. exports. As a result, gross margin (net revenue as a percentage of revenue) decreased from 31.7% as reported in the prior year to 23.7%.

         Airfreight forwarding revenue and net revenue increased 1.0% and 4.8%, respectively. The rate of growth is slower because of soft markets in Asia, Brazil and parts of Europe. Net revenue as a percentage of gross revenue increased to 29.5% in this quarter as compared to 28.5% in the comparable quarter of the prior year, due primarily to excess capacity and favorable spot rate buying.

         Warehousing and distribution revenue and net revenue increased 3.0% and 5.5%, respectively. The greatest growth was in the United States where new customers, programs and increased volumes grew revenue in Seattle, Dallas, Atlanta and Rochester. In addition, the growth in revenues and net revenues was due to increased demand from existing integrated logistics customers, expansion of overseas services, expansion of warehouse facilities and the strong United States economy.

         Operating Expenses: Operating expenses increased 5.6% to $137.9 million from $130.6 million reported in the prior year. Salaries and related costs increased due to higher labor costs associated with Year 2000 compliance and the Company's new global transportation and financial systems and higher medical insurance costs. Salaries and related costs as a percentage of net revenue were 63.4% compared to 61.5% reported in the prior year.

         General and administrative expenses increased 6.4% to $52.4 million from $49.3 million reported in the prior year. The increase was mainly attributable to supporting greater shipping volumes, higher occupancy capacity costs, and an increase in information systems costs, particularly due to work related to Year 2000 and the development and implementation of the Company's new global operating system. General and administrative expenses as a percentage of net revenue were 38.9% compared to 37.2% reported in the prior year.

         OtherIncome and Expense: Currency gains of $0.3 million were made by certain international operations where trade accounts receivable or payable were denominated in a currency other than the functional currency compared to a currency gain of $2.9 million in the previous year.Other expense mainly represents net interest expense of $1.3 million for the quarter.

         Substantially all of the Company's services experienced some pressure on prices and margins due to the competitive environment. The Company continues to focus on improving productivity, efficiency and providing value added customer service at competitive prices.

     Nine Months Ended February 28, 1999 Compared with Nine Months Ended February, 1998

         Revenue and Net Revenue: For the nine months ended February 28, 1999 revenue increased 6.6% to $1041.8 million from $977.5 million reported in the prior year and net revenue increased 4.1% to $433.8 million from $416.7 million reported in the prior year. All of the Company's principal service areas reported growth in revenue and net revenue, except customs brokerage which had a small decline. The effect of translation rate changes during the period adversely affected the growth rates in net revenue by approximately two percentage points.

         Customs brokerage revenue decreased 1.2% to $120.3 million from $121.7 million reported in the prior year. The number of United States Customs entries filed by the Company remained flat at approximately 2.0 million.

         Ocean freight forwarding revenue and net revenue increased 12.1% and 5.7%, respectively, due to increased shipping volumes from existing and new customers. Gross margin decreased to 29.9% from 31.7% reported in the prior year, due to competitive pressures.

         Airfreight forwarding revenue and net revenue increased 3.9% and 7.2%, respectively, due to increased shipments and total chargeable weight of cargo shipped. The increase in the number of shipments was primarily due to an increase in shipments with existing customers. Gross margin increased to 28.0% from 27.1% reported in the prior year. The increase in gross margin was due to increased availability of lift from the U. S., lower fuel costs, better utilization of gateways and favorable spot rate buying.

         Warehousing and distribution revenue and net revenue increased 10.5% and 5.6%, respectively, due to increased demand from existing integrated logistic customers, continued expansion of overseas and domestic services and expansion of warehouse facilities in Seattle, Dallas, Atlanta and Rochester.

         Operating Expenses: Operating expenses increased 3.6% to $411.9 million from $397.7 million reported in the prior year. Salaries and related costs increased primarily due to Year 2000 compliance and the Company's new global transportation and financial systems and higher medical insurance costs. Salaries and related costs as a percentage of net revenue were 58.9% compared to 58.8% reported in the prior year.

         General and administrative expenses increased 2.4% to $156.5 million from $152.9 million reported in the prior year. General and administrative expenses as a percentage of net revenue were 36.1% compared to 36.7% reported in the prior year.

         Other Income and Expense: Currency gains of $1.7 million were obtained by certain international operations where trade accounts receivable or payable were denominated in a currency other than the functional currency compared to a currency gain of $5.8 million in the previous year. Other expense mainly represents interest expense of $5.8 million for the nine months

     Liquidity and Capital Resources

         The Company's cash and equivalents increased $5.7million to $59.7 million at February 28, 1999 from $53.9 million at May 31, 1998. Positive operational cash flow of $53.0 million was used to fund capital expenditures of $25.3 million resulting in free cash flow of $27.7 million. Capital expenditures consisted mostly of expenditures for computer hardware, building and leasehold improvements, and warehouse equipment. Also, $13.8 million of the free cash flow was used to reduce debt during the nine month period.

         As of February 28, 1999, utilization of the syndicated multicurrency credit facility (the Credit Facility) was $15.2 million, consisting of outstanding letters of credit. Therefore, the Company's total available borrowing capacity under the Credit Facility as of February 28, 1999 was approximately $84.8 million.

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

         The Company is reliant on its internal computer systems and applications, located in numerous countries, to conduct its business as an international freight forwarder, customs broker and logistics provider. The Company is also reliant upon the external system capabilities of third parties, with which the Company has major business relationships.

         The key computer systems of the Company are its transportation (ocean freight, airfreight and trucking), customs brokerage, warehousing management, communications, marketing, and financial systems. The Company has established a Y2K program management office to identify and resolve specific Y2K issues and problems. A Y2K inventory, assessment, and plan of action has been completed for all of the Company's global systems. The Company plans to have all of its business systems Y2K compliant by June 1999.

         The Company believes its greatest Y2K risk for disruption to its business is the potential noncompliance of third parties. The Company believes these third party risks are an inherent risk to the industry and are not specific to the Company. As a result, the Company has initiated communications with third parties (i.e. customers, vendors, governmental agencies, etc.) around the world with whom the Company has material direct and indirect business relationships. The Company is currently in the process of contacting third parties in order to determine the extent to which the Company's business is vulnerable to the third parties failure to make their systems Y2K compliant. The contact involves questionnaires and interviews with the intention to ascertain the level of readiness of the Company's customers, carriers, ocean ports, airports, government agencies and financial institutions. Most of the business partners that have responded to the Company's inquiries indicate that they will be Y2K compliant on a timely basis. U.S. Customs also indicates that their critical systems have been fixed, tested and implemented. Year 2000 efforts of Customs bureaus in other countries are being monitored and are varying in scope and progress. The Company is continuing to gather information from other important business partners. Despite written assurances, there are no guarantees that the systems of other parties, on which the Company and its competitors rely, will be compliant. These potential interruptions may have a material adverse effect on the Company's operations.

         Total costs to replace or modify the Company's business systems for Y2K are currently estimated to be $7 million. However, there can be no assurance that the costs to replace or modify the Company's business systems will not exceed this estimate. As of February 28, 1999, approximately $3 million has been spent on Y2K efforts. The cost estimates include, but are not limited to, the cost of internal staff and outside consultants who are working on modifying, upgrading and testing systems; the Y2K project management office; new or upgraded software; and various Y2K tools. These costs are being expensed as incurred. The expected funding of all past and future Y2K expenses is anticipated to be paid through internally generated cash flows from operations or borrowed funds. The costs associated with the replacement of the selected international stations' operating and financial systems are not included in the above estimates. The cost of the replacement systems are being capitalized and amortized in accordance with the Company's normal accounting policies as Y2K compliance is an incidental benefit expected from these systems. The primary reasons for installing these replacement systems include productivity gains, improved customer service, improved operating procedures, and controls.

         In the event that the Company's systems or the systems of those third parties that have a material business relationship with the Company are not Y2K compliant by January 1, 2000, the Company's business may be materially affected. The possible consequences of noncompliance include, among other things, the inability to provide services to certain areas of the world, delays in product delivery, invoicing errors, and possible collection difficulties. The Company may be required to shift portions of its daily operations to manual processes and thus face time delays in its operations as well as increased processing costs. In addition, the Company may not be able to provide customers with timely and pertinent information regarding their orders or shipments. This may negatively affect customer relations and potentially lead to the loss of customers. The Company is unable to estimate the potential financial impact of these scenarios. However, the Company believes that its Y2K readiness program, including its contingency plans, should help to reduce material adverse effects that such disruptions may create.

         As part of the Company's contingency planning, it has determined that operating in a manual mode, for a limited time, is a workable alternative with the exception of its U.S. customshouse brokerage system. The Company is currently identifying and developing specific contingency plans intended to mitigate the effects of possible Y2K disruptions. In the event of a Y2K disruption resulting from a Company system or other third party system failure, the Company believes it will be able to provide adequate resources to successfully transition from automated systems processing to manual processing. In addition, the Company will have the ability to engage outside temporary labor. Also, the Company will secure alternate carriers who are Y2K ready in order to continue to provide basic business services.

     Risk Factors

         The Company's worldwide operations are transacted in many currencies other than the U.S. dollar. Accordingly, the Company is exposed to inherent risks of international currency markets and governmental regulations. The Company manages these currency exposures through a variety of means such as hedging, conversion of other national currencies into U.S. dollars, accelerating and decelerating international payments among the Company's offices and agents. The Company's translation adjustment and foreign exchange gains for the third quarter of fiscal 1999 increased due to the strengthening of the U.S. dollar relative to certain currencies of Asia, Europe and Latin America. The charge to equity in the currency translation adjustment during the nine months ended February 28, 1999 was $2.8 million while net foreign currency gains realized during the first nine months ended February 28, 1999 were approximately $1.7 million. Devaluation of foreign currencies could adversely impact the financial results of the operations in future periods.

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

         Additional risks and uncertainties include:

     (i) The Company's ability to continue its improvement in operating results and cash flow,
    (ii) Dependence of the Company on internationaltrade and worldwide economic conditions,

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

Recent Accounting Pronouncements

See Note 2 of the Notes to Condensed Consolidated Financial Statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURE

     The Company's market capitalization as of January 28, 1997 did not exceed $2.5 billion. Therefore, in accordance with the instructions to this item, this item as part of this report is not applicable at this time.

PART II. OTHER INFORMATION

ITEM 4.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

              15 Letter regarding unaudited interim financia information. Edgar Filing Only

              27      Financial Data Schedule.  Edgar Filing Only.

(b) The Company filed a Form 8-K on March 2, 1999, announcing the appointment of two key executives.

                               S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            FRITZ COMPANIES, INC.
                                            Registrant


                                            Dated: March 31, 1999



                                            /s/ Lynn C Fritz
                                            Lynn C. Fritz
                                            Chairman and Chief Executive Officer



                                            /s/ Raymond L. Smith
                                            Raymond L. Smith
                                            Chief Operating Officer



                                            /s/ Dennis L. Pelino
                                            Dennis L. Pelino
                                            President



                                            /s/ Robert Arovas
                                            Robert Arovas
                                            Executive Vice President and
                                            Chief Financial Office



                                            /s/ Janice Washburn
                                            Janice Washburn
                                            Principal Accounting Officer

                                  EXHIBIT INDEX

Exhibit                                                                    Page

15       Letter regarding unaudited interim financial information           17


27       Financial Data Schedule                                            18