Form 10-K
period 1999-05-31
FRITZ COMPANIES INC
filed 1999-07-27
CIK 890662

FRITZ COMPANIES, INC.                                                FORM 10-K
25



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934 [FEE REQUIRED]


                     For the Fiscal Year Ended May 31, 1999
                         Commission File Number 0-20548


                              FRITZ COMPANIES, INC.
             (Exact name of registrant as specified in its charter)

                                     Delaware
         (State of other jurisdiction of incorporation or organization

                                    94-3083515
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.[ X ] Yes
         [ ] No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
         Item 405 of Regulation S-K (S 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         At June 28, 1999, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $229 million.

         At June 28, 1999, the number of shares outstanding of registrant's Common Stock was 36,434,661

                       DOCUMENTS INCORPORATED BY REFERENCE
              Portions of the Proxy Statement relating to the 1999 annual meeting of shareholders have been incorporated by reference -- Part III of the Form 10-K ( Items 10, 11, 12 and 13 )

         Recent Developments:

         Strategy: During the second half of the 1999 fiscal year, building on strategic plans laid out more than two years ago, the Company made several strategic moves to accelerate the planned changes. The construction of our unique franchise, reinforced by our worldwide locations and multiple services, has essentially been completed. For the past two years, we have involved ourselves in the execution phase. In order to maximize these efforts, best-in-class processes, measurements and methods must be put in place. To this end, the skill set of the top management team was significantly broadened with the addition of several new key executives with diverse backgrounds. Also, a series of new initiatives were undertaken to increase customer focus, reduce costs and build employee loyalty. The Company believes these actions will contribute directly to enhancing profitable growth and building shareholder value.

         Strategic Update: With the new management team in place, a series of actions have been initiated to enhance our strategic plans and make the company increasingly customer focused and responsive. This strategic update focuses on the following:
o        building employee loyalty while reducing costs,
o        enhancing customer focus,
o        applying important new management models.

         As a first step, the Company's mission statement was revised to include best-in-class customer satisfaction as the stated organizational purpose. Then the Company formalized and disseminated to all employees the core values that are the foundation of the "Fritz Way." A series of customer surveys have been conducted to evaluate satisfaction levels and provide specific targets for improvement. Further, a model of continuous improvement in customer satisfaction has been designed and communicated throughout the organization, providing the underlying logic for all operational decisions.

         Consistent with the continuous improvement model, a new sales management structure has been put in place. This structure includes new training and incentive programs that are designed to assure significantly improved company response to customer requirements. Similarly, the Company has established a global Fritz University, to facilitate training and assure consistency in worldwide practices, as well as a reliable and predictable level of service to our customers. This employee-run training organization reflects the belief that employees are our most valuable assets in providing best-in-class customer satisfaction.

         The Company values its employees and its loyal base of customers who are working with the Company during this period of re-engineering and revitalization. The Company believes the results will increasingly be seen in improved levels of service, efficiency, accountability and measurable quality performance. The enhancements the Company has made to its strategic plan constitute essential steps toward placing the Company on a path toward stable, profitable growth which the Company feels will contribute meaningfully to enhanced shareholder value.


                                     PART I
         Item 1-   Business

         General

         Fritz Companies, Inc. (the Company) is a leader in providing global logistics services and related information services for importers and shippers worldwide. The Company is primarily engaged in providing logistics management, international air and ocean freight forwarding, customs brokerage, and material management and distribution services.
         The Company also provides value-added services through logistics information as well as international and domestic movement of goods customarily provided by traditional freight forwarders. These services are designed to provide integrated global logistics solutions for customers to streamline their operations, improve their inventory management information and enhance their profitability and to provide customers with more efficient and effective international transportation strategies.

         The Company was incorporated in Delaware in August 1988, and is a successor to a company incorporated in California in 1933. Internationally, the Company operates a number of subsidiaries under the names "Fritz Transportation International," "Fritz Air Freight," "Fritz Starber," "Fritz Fliway," "Fritz Logistics," and "Fritz Companies," among others. Unless the context otherwise requires, references in this Form 10-K to the Company include Fritz Companies, Inc., its subsidiaries and its predecessor companies. Although the Company's executive office is located in the United States at 706 Mission Street, Suite 900, San Francisco, California 94103, its network is global. The Company has offices throughout North America, Australia, New Zealand, South Africa, Asia, Europe, Latin America, and the Middle East.

         See Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company's Consolidated Financial Statements, including the Notes thereto, for data related to the Company's revenues, operating profit and long-lived assets by geographic regions. Unless otherwise stated, all amounts in this Form 10-K are in thousands, except per share amounts.

         The following table presents revenue and net revenue in thousands of dollars and as a percentage of total revenue or net revenue, as the case may be, attributable to the Company's principal logistics services:


                                                     For the Year Ended May 31,
                                             ----------------------------------------------------------------------------------
                                                       1999                            1998                         1997
                                             --------------------- ------------------------------ -----------------------------
                                                  Amount     %                Amount        %               Amount        %
                                           ------------ --------          ------------ --------         ------------ --------
         Revenue


         Customs Brokerage                $      163,701     11.8        $      165,055     12.7       $      152,257     13.2
         Ocean Freight Forwarding                416,108     30.0               375,933     28.9              334,701     28.9
         Airfreight Forwarding                   606,526     43.7               576,643     44.4              531,100     45.9
         Material Management
         &                Distribution           201,392     14.5               182,452     14.0              138,712     12.0
                                             ------------ --------
                                          ==                             == ============ ========     === ============ ========
         Total Revenue                    $    1,387,727    100.0        $    1,300,083    100.0       $    1,156,770    100.0
                                          == ============ ========       == ============ ========     === ============ ========

         Net Revenue
         Customs Brokerage                $      163,701     28.3        $      165,055     29.6       $      152,257     29.9
         Ocean Freight Forwarding                126,060     21.8               120,497     21.6              107,480     21.1
         Airfreight Forwarding                   166,832     28.9               158,514     28.4              149,333     29.3
         Material Management
         &                Distribution           121,384     21.0               114,199     20.4              100,301     19.7
                                             ------------ --------
                                          ==                             == ============ ========     === ============ ========
         Total Net Revenue                $      577,977    100.0        $      558,265    100.0       $      509,371    100.0
                                          == ============ ========       == ============ ========     === ============ ========

         Narrative Description of Business

         International Airfreight and Ocean Freight Forwarding The Company is among the largest forwarders of international air and ocean freight in the United States.

         The Company's revenue from international ocean freight forwarding is derived from logistics services both as an indirect ocean carrier (a "Non-Vessel Operating Common Carrier" or NVOCC) and as an authorized agent for shippers and importers. The Company may also function as an agent for steamship companies. The Company's revenue from international airfreight forwarding is derived from logistics services both as an indirect air carrier (IAC) and as an authorized cargo sales agent of various airlines.

         The Company also provides logistics services including warehousing, protective packing, cargo consolidation, document preparation and electronic transmittal, electronic purchase order/shipment tracking, inventory management, expedited document delivery for customs clearance, priority notification to consignee of cargo arrival, and inland transportation of freight from point of origin to a distribution center or the carrier's cargo terminal.

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

         As a NVOCC and an IAC, the Company procures customer shipments, consolidates shipments bound for a particular destination, determines the routing for consolidated shipments, selects the direct carrier or charters an ocean vessel or aircraft and tenders each consolidated lot as a single shipment to the direct carrier for transportation to a distribution point.

         The Company's rates are based on the shipment weight and/or volume. Rates charged by the Company are ordinarily less than the rate the shipper would be charged by a steamship line or an airline. The consolidation of customers' shipments allows the Company to obtain lower rates from steamship lines or airlines than the rates the Company charges to its customers for individual shipments. In addition, in certain tradelanes the Company controls a high volume of freight and, accordingly, is able to obtain reduced rates from certain carriers or charter operators. This rate differential is the primary source of the Company's net ocean and airfreight revenue as an indirect carrier.

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

         As part of the Company's freight forwarding activities, the Company provides project forwarding and logistics services involving governmental and commercial projects, including foreign military sales, power plant construction, shipbuilding, construction of manufacturing assembly facilities, civil infrastructures and other large scale installations. The Company's project forwarding services include integrated logistics for conveying heavy materials and equipment from multiple origins to project sites. Such services may include managing the customer's transportation, customs clearance and material management and distribution. Most of these shipments are transported by ocean carrier. The government portion of the Company's project forwarding business requires a United States Government Department of Defense security clearance of the Company's management team and those employees assigned to the project. The warehouses receiving and storing the cargo must have a security clearance.

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

         Customs Brokerage: The Company is the largest customs broker in the United States according to the United States Customs Service. The Company's customs brokerage operations for air and ocean imports cover over 400 (not in thousands) ports of entry in the United States. The Company's customs brokerage operation is among the most sophisticated in the United States as a result of its size, technology and integration with other transportation logistics services provided to its customers. In addition, the Company provides overseas customs brokerage services in countries such as Australia, Canada, the United Kingdom, Mexico and many Latin American countries.

         As a customs broker in the United States, the Company is engaged by importers to prepare the documentation required for entering merchandise into the United States. In this capacity, the Company is responsible for coordinating all events and communicating the status of shipments from the time of shipment arrival through customs clearance. The Company receives commercial and transportation documentation, reviews it for completeness and accuracy, prepares and files documents necessary to clear customs, obtains customs bonds, assists the importer in obtaining the appropriate commodity classification and arranges for payment of collect freight charges. In most cases, the Company also deposits import duties with the United States Customs Service on behalf of the importer. In addition, the Company provides ancillary customs brokerage services to its customers, including placement of surety bonds, duty reduction programs and duty-drawback (recovery of duties paid when imported merchandise is re-exported). The Company also provides bonded warehouse services which enable importers to defer payment of customs duties until the cargo is released from bond in conjunction with their production or distribution schedules. See "Material Management and Distribution".

         In providing customs brokerage services, the Company has access to information concerning a shipment's origin and value, destination and mode of transportation. As a result, the Company has been able to obtain additional business by identifying opportunities to improve customer service or reduce customers' expenses through expanded utilization of the Company's other services, including container unloading, inventory warehousing and arranging delivery of cleared cargo to its final destination.

         The Company is a leader in the use of computer technology for customs brokerage activities on behalf of its clients. The Company was one of the first customs brokerage operations to link with the United States Customs Service through the Automated Broker Interface information system and to develop a comprehensive, proprietary, on-line, interactive customs brokerage system which permits customers to monitor the status of a shipment as it passes through the government clearance process. The Company's information systems enable the Company to electronically prepare documents, transmit information necessary for cargo pre-clearance through customs, expedite cargo release and provide nationwide control of customs clearance at multiple ports of entry for its customers. See "Information Systems."

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

         The following table sets forth the number (in 000's) of United States Customs entries filed by the Company:


                                                                     For the Year Ended May 31,
                                                        -----------------------------------------------------------
                                                               1999                 1998                1997
                                                               ----                 ----                ----
                    Number of Entries Filed
                                                               2,699                2,652              2,204

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

         The Company offers its customs brokerage services primarily to purchasers of imported goods. The Company's largest customs brokerage customer in 1999 accounted for 21.1% of customs brokerage revenue and 2.5% of the total consolidated revenue. The Company believes the loss of this customer would not have a material adverse effect on results from operations.

         Material Management and Distribution: As part of its integrated global logistics services, the Company provides an array of material management and distribution services to its customers. The Company uses state of the art warehouse management systems to deliver material management solutions to its global customer base.

         The Company manages a mixture of multi-client facilities as well as stand-alone contract logistics operations. The Company supports clients from a wide variety of industry segments with emphasis on high-tech, retail, footwear, and manufacturing.

         Warehousing services are available for the Company's customers in certain of its facilities, as well as in space leased from others. The Company maintains approximately 7.3 million square feet of owned and leased warehouse space. The Company's warehousing services include receiving, deconsolidation and decontainerization, cargo loading and unloading, assembly of freight, customer inventory management and protective packing and storage. For import shipments, the Company provides bonded warehouse services at certain locations to importers so they can defer payment of customs duties until cargo releases are required to meet customers' production or distribution schedules. The goods stored in bonded warehouses are held until the importer is ready to withdraw or re-export them. The Company is paid storage charges for use of its warehouses and fees for other services.

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

         No single customer accounted for ten percent or more of total consolidated revenue in fiscal 1999.

         Information Systems

         The Company invests substantial resources in its information systems to accomplish the global objective of developing and maintaining an integrated logistics system. The Company's information system strategy is to provide accurate, reliable and timely access to information regarding logistics and internal operations through responsive and cost-effective information systems technologies.

         The Company developed the Fritz Logistics Expediting System (FLEX) to enable customers to track the flow of goods throughout the transportation process. Customers can complete queries to receive the current status of shipments. Most customers utilizing FLEX are multi-national corporations with a large number of foreign suppliers. Customers can use FLEX to generate special reports on supplier compliance with purchase order requirements to enhance the effectiveness of their merchandising programs. Development and enhancements to the FLEX system have continued since its inception, and include linking automated customs brokerage systems to FLEX to monitor the status of shipments as they pass through the customs clearance process. The Company's on-line, interactive, nationwide customs brokerage system was one of the first to link with the United States Customs Service's information systems.

         An important component of the Company's business strategy is to expand the concept and use of the FLEX system. The Company intends to accomplish this objective by further developing FLEX and replacing several domestic and international systems with one, global, integrated system referred to as the Global Business System (GBS). This system is designed to improve internal productivity while providing an unparalleled level of customer service for this industry. Segments or all components of this system have been deployed in over ten countries, with new countries coming on-line every quarter.

         The Company has also developed a Web-based software system which provides visibility to shipping information and customs entry activity for any customer with access to the Internet. The Company continues to invest in Internet capabilities for our customers and adds new features to our Web-based products every quarter.

         For information regarding the Company's Year 2000 compliance program, see Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000.

         Marketing: An important part of the Company's business strategy is its client-oriented marketing approach. The Company's marketing efforts focus on senior transportation and logistics executives, financial officers and purchasing directors of large and medium sized users of international transportation logistics services. In connection with the Company's emphasis on developing and maintaining long-term relationships with such clients, the Company has developed several strategic marketing programs, including a National Accounts Program, Global Logistics Councils and a Global Advisory Board.

         Competition and Business Conditions: The Company's principal businesses are directly affected by the volume of international trade, particularly trade between the United States and foreign nations, which is influenced by many factors. These influences include economic and political conditions in the United States and abroad, major work stoppages, exchange controls, currency fluctuations, wars and other armed conflicts, and United States and foreign laws relating to tariffs, trade restrictions, foreign investments and taxation. The global logistics services industry is intensely competitive and expected to remain so for the foreseeable future. The Company encounters competition from a large number of firms. Much of this competition is from local or regional firms which have only one or a small number of offices and do not offer the breadth of services and integrated approach offered by the Company. However, some of the competition is from major United States and foreign-owned firms which have networks of offices and offer a wide variety of services. The Company believes quality of service, including information systems capability, global network capacity, reliability, responsiveness, expertise, convenience, scope of operations, customized program designs and price are important competitive factors in its industry.

         The Company encounters strong competition in the markets for each of its principal services, identified as: customs brokerage, air and ocean freight forwarding and material management and distribution. The Company has customs brokerage offices in most major ports in the United States, Canada, United Kingdom and other selected foreign locations. Although the Company competes with several large United States and foreign firms in virtually all of its locations, the principal customs brokerage competition comes from local and regional firms.

         As an ocean freight forwarder, the Company's competition includes steamship companies, large forwarders with multiple offices and local and regional forwarders with one or a small number of offices. As an airfreight forwarder, the Company's principal competition comes from other airfreight forwarders in the United States and overseas. As a material management and distribution service provider, the Company's principal competition includes local, regional, national and international providers of the same or similar services.

         Approximately 63% of the Company's revenue was recorded by non-United States subsidiaries in 1999. The strength of the United States Dollar, coupled with the economic contraction in Asia, are having an impact on the Company's operations. For example, the Company has experienced flat volumes to Asia and modest volume increases to the United States and Europe from Asia. In addition, competitive pressures continue to exert downward pressure on transportation pricing.


         Regulation:  As a customs broker  operating in the United  States,  the

         Company is licensed by the United States Department of the Treasury and regulated by the United States Customs Service. The Company's fees as a customs broker are not regulated. The Company's airfreight forwarding business is subject to regulation, as an indirect air cargo carrier, under the Federal Aviation Act by the Department of Transportation
         (DOT), the successor to the Civil Aeronautics Board, although Part 296 of the DOT's Economic Aviation Regulations exempts airfreight forwarders from most of the act's requirements. In its ocean freight forwarding business, the Company is licensed as an ocean transportation intermediary by the Federal Maritime Commission (FMC). The FMC does not regulate the Company's fees in any material respect. The Company's NVOCC business is subject to regulation under the FMC tariff filing and surety bond requirements, and under the Shipping Act of 1984 and the Ocean Reform Shipping Act of 1998, particularly those terms proscribing rebating practices. The Company is regulated as a direct and an indirect truck cargo carrier by the DOT, previously the Interstate Commerce Commission, by which the Company is licensed as both a common carrier and a property broker. For dispatch purposes, the Company also holds an FCC Radio License. The Company's marine cargo insurance brokerage business is licensed by the California Department of Insurance.

         The Company's offshore operations are subject to similar regulation by the regulatory authorities of the respective foreign jurisdictions. Some of the Company's warehouse operations are approved by the United States Customs Service as container freight stations, and/or cargo examination stations and/or Class III bonded warehouses.

         Trademarks: The Company holds registered trademarks and/or service marks in the United States and numerous foreign countries for "Fritz Companies" and certain related names and the Company's logo.

         Employees: As of May 31, 1999, the Company had approximately 10,000 (not in thousands) employees located throughoutthe world. The Com considers its relationship with its employees to be satisfactory.

         Management:  The Company's executive officers are as follows:

                      Name                      Age
        ----------------------------------    --------
        Lynn C. Fritz                           57        Chairman of the Board and Chief Executive Officer
        Raymond L. Smith                        44        Chief Operating Officer
        Dennis L. Pelino                        51        President
        Ronald F. Dutt                          52        Executive Vice President and Chief Financial Officer
        Joseph Carnes                           42        Executive Vice President
        Jan H. Raymond                          50        Executive Vice President, Secretary and General Counsel
        Eugene E.Wojciechowski                  44        Executive Vice President and Chief Information Officer
        Brad Skinner                            51        Executive Vice President Sales, Marketing and Process
                                   Improvement
        Janice J. Washburn                      50        Controller and Principal Accounting Officer
        Janet Helvey                            47        Vice President - Accounts Receivable
        Seamus M. Owen                          55        Vice President - Human Resources


         Lynn C. Fritz became Chief Executive Officer of the Company in 1986 after serving in numerous positions sincejoining the Company on a full-time basis in 1965. Mr. Fritz received his B.A. degree from Georgetown University and his J.D. degree from Lincoln University School of Law.

         Raymond L. Smith joined the Company in January 1999 as Chief Operati Officer. Prior to joining the Company, he served six years as President of US Fleet Leasing. Previously, Mr. Smith was with
         GE Capital for 15 years where he graduated from GE's Financial Management Program and held numerous progressively higher responsibilities. Mr. Smith received his BA degree, with distinction, from the University of Nebraska and MBA from Emory University.

         Dennis L. Pelino joined the Company in 1986 as Director of Sales and Marketing, became a Director of the Company in 1991 and was appointed Chief Operating Officer in October of 1993. He was promoted to Executive Vice President in May 1995 and President in August 1996. Since 1988, Mr. Pelino has been responsible for the Company's international operations, as well as the Company's transportation services as an indirect carrier, and key warehousing and distribution services.

         Ronald F. Dutt joined the Company in May 1999 as Executive Vice President and Chief Financial Officer. Prior to joining the Company, he was Senior Vice President of Financial Planning and Analysis at Visa
         International. Previously, Mr. Dutt served in senior financial positions at USL Capital, and held positions of increasing responsibilities in the Controller's Office and Corporate Treasurer's Office at Ford Motor Company. He received his MBA from the University of Washington and BA from the University of North Carolina.

         Joseph Carnes joined the Company in September 1987. During his 12 years with the Company he has held several operational positions of increasing responsibility. In December 1998, Mr. Carnes was promoted to Executive Vice President of North American Operations having responsibility for all services including warehousing.

         Jan H. Raymond has been General Counsel of the Company since 1985, Secretary since 1991, Senior Vice President since 1993 and Executive Vice President since 1998. Prior to joining the Company, Mr. Raymond was an associate with the law firm of Brobeck, Phleger & Harrison.
         Mr. Raymond, who is a licensed customs broker, holds a B.S. degree from Cornell University with a J.D. degree from the University of California at Berkeley's Boalt Hall School of Law.

         Eugene E. Wojciechowski joined the Company in January 1997 as Senior Vice President and Chief Information Officer and became an Executive Vice President in April 1999. Prior to joining the Company, he was Vice President of Information Systems at USL Capital Corporation, a division of Ford Motor Company, and held positions of increasing responsibility at GE Capital, PHH Group Inc., and ADP Network Services. Mr. Wojciechowski holds a MBA in Information Systems from the University of Maryland and a B.S. in Mathematics and Business Administration from Towson State University.

         Brad Skinner joined the Company in January 1999 as Vice President of Sales, Marketing and Worldwide Process Improvement and became an Executive Vice President in April 1999. A twenty year veteran of the transportation and logistics industries, he joined the Company after serving as Executive Vice President of Transportacion Ferroviaria Mexicana (TFM), where he was a principle architect of the newly privatized Mexican railroad and logistics company. Mr. Skinner previously served as Vice President at Southern Pacific Rail Corporation, and has held management positions with American President Company, Burlington Northern Motor Carriers and Schneider National.

         Janice J. Washburn joined the Company in September 1998 as Controlle and Principal Accounting Officer. For the prior year she was the Controller for CIS Consulting, Inc. Previously, Ms. Washburn held financial positions of increasing responsibility at APL Limite, Inc., Pacific Gas & Electric Co. and Arthur Andersen & Co. Ms. Washburn holds a B.A. in accounting from the University of Puget Sound and is Certified Public Accountant in the state of California.

         Janet Helvey joined the Company in March 1997 as Vice President of Accounts Receivable. Prior to joining the Company, she was the Controller - Accounts Receivable of BAX Global, Inc. (formerly Burlington Air Express, Inc.). Ms. Helvey holds a B.A. degree from Muskingum College.

         Seamus M. Owen joined the Company in April 1998 as Vice President of Human Resources. Prior to joining the Company, he served as Vice President of Human Resources for Sydran Services, Inc. Prior to joinin Sydran Services, Mr. Owen held increasingly responsible roles with United Airlines, Sea-Land Services and Ross Stores, Inc. Mr. Owen holds a B.S. degree from San Francisco State University.

         Item 2 - Properties   (Not in thousands)

         As of May 31, 1999, the Company operated approximately 400 offices and logistics centers worldwide, including its headquarters in San Francisco. The Company also operated approximately 115 warehousing and distribution centers, which range in size from approximately 1,000 square feet to approximately 595,000 square feet. The warehousing and distribution centers totaled approximately 7.3 million square feet as of May 31, 1999 of which the Company owns approximately 647,000 square feet and leases the remaining space. The leases for the Company's principal properties generally have terms of three years or more and often include options to renew. While some of the Company's leases are month-to-month and others expire in the near term, the Company does not believe the expiration of any of its leases will have a material adverse effect on its operations. See Note 6 of Notes to Consolidated Financial Statements.


         Item 3 - Legal Proceedings

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

         The three class action suits filed against the Company in state court were dismissed with prejudice by the Superior Court of California for the County of San Francisco on grounds the claims asserted under the California Corporate Securities law and common law fraud were not legally tenable. One of the dismissals was reversed on appeal, permitting the plaintiff to file an amended complaint. That amended complaint was dismissed with leave to amend. A further amended complaint was filed and was dismissed without leave to amend. That dismissal is on appeal.

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


         Item 4 - Submission of Matters to a Vote of Security Holders

         None.

                                     PART II
         Item 5 - Market for the Registrant's Common Stock and Related Security Holder Matters

         The Company's common stock is traded on the NASDAQ national market system under the symbol FRTZ.

         The following table sets forth the high and low sales price in the NASDAQ national market system for the Company's common stock for the period from June 1, 1997 to May 31, 1999.

                                                                                   Price Range
                                                                     ----------------------------------------
                                                                            High                      Low
                                                                          ----------               ----------
                    Fiscal Period 1999
                    --------------------------
                        First Quarter                                $       13.875            $       7.438
                        Second Quarter                                       10.250                    5.875
                        Third Quarter                                        12.438                    7.125
                        Fourth Quarter                                       11.812                    6.875

                    Fiscal Period 1998
                    --------------------------
                        First Quarter                                $       13.500            $       8.500
                        Second Quarter                                       16.000                   11.500
                        Third Quarter                                        14.750                   11.000
                        Fourth Quarter                                       16.812                   12.625


         There were approximately 598 stockholders of record as of May 31, 1999. No cash dividends were paid to stockholders during the year ended May 31, 1999.

         The Company intends to retain its future earnings for use in its business and, accordingly, anticipates no cash dividends will be paid to holders of shares of common stock in the foreseeable future.

         Item 6 - Selected Financial Data
         (In Thousands Except Per Share Data)

                                                                        For the Year Ended May 31,
                                        -------------------------------------------------------------------------------------------
                                               1999              1998             1997                 1996            1995(a)
                                           -------------     -------------    -------------        -------------    ---------------
                                                                                                                    (Unaudited)

        Revenue                          $    1,387,727   $     1,300,083     $   1,156,770      $    1,043,858       $   870,903
        Net Revenue                             577,977           558,265          509,371              457,568           366,487
        Merger and related costs                   ----              ----             ----               14,555              ----
        Income from operations                   25,051            25,813            2,858   (b)         38,659            50,645
        Net income                               13,452            18,090              308               25,001            32,310
        Net income per share - basic
                                                    .37               .51              .01                  .73              1.00
        Net income per share - diluted
                                                    .37               .50              .01                  .71               .99

        Total  assets                           726,908           720,813          723,516              733,462           576,698
        Long-term obligations, net of
          current portion                        89,606           101,346           84,884               89,505            33,567

        Stockholders' equity                    264,082           250,328          234,695              230,747           174,215

a) On May 30, 1995, the Company completed its merger with Intertrans Corporation (Intertrans), which was accounted as a pooling of interests. Accordingly, the Company's financial statements were restated for all periods prior to the merger, to include the results of operations, financial position and cash flows of Intertrans. The twelve months ended May 31, 1995 period represents combined operating results reported for the Company and Intertrans for the twelve months ended March 31, 1995 and April 30, 1995, respectively. In May 1995 the Company recorded merger and related costs in connection with the merger with Intertrans of approximately $30.0 million. In 1996, the Company recorded additional merger and related costs of $14.6 million which were incurred in association with the Intertrans merger.

b) The results in 1997 include a third quarter increase to the Allowance for Doubtful Accounts of approximately $17.0 million due to less than satisfactory collection performance.


         Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Company operates its integrated logistics business as two segments comprised of four principal services. The segments are comprised of United States Operations and Foreign Operations. The Company's principal services are customs brokerage, international airfreight and ocean freight forwarding and material management and distribution.

         Revenue for ocean and airfreight forwarding and surface transportation consolidation as an indirect carrier includes the consolidation and transportation costs (e.g., ocean freight costs). Revenue for customs brokerage, ocean and airfreight forwarding and surface transportation as an agent includes only the fees and commissions related to such shipments. Margin represents the ratio of net revenue to revenue.

         The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

         Results of Operations:
         For comparative purposes, the following tables are provided for the results of operations, for the business segments, for the years ended May 31, 1999, 1998 and 1997.

         UNITED STATES OPERATIONS
                                                                                  For the Year Ended May 31,
                                                             --------------------------------------------------------------------
                                                                         1999                   1998                    1997
                                                                   ---------------        ----------------         -------------
         Revenue
           Customs Brokerage                                     $        107,100        $         101,834       $        94,751
           Ocean Freight Forwarding                                       107,166                  112,176               100,845
           Airfreight Forwarding                                          195,528                  206,515               197,212
           Material Management and Distribution                            97,327                   87,776                75,822

                                                                    --------------         ---------------         -------------
           Total Revenue                                         $         507,121      $          508,301       $       468,630
                                                                    ===============        ================         =============

         Net Revenue
           Customs Brokerage                                     $         107,100      $          101,834       $        94,751
           Ocean Freight Forwarding                                         56,022                  57,715                55,229
           Airfreight Forwarding                                            66,930                  63,253                57,889
           Material Management and Distribution                             76,973                  69,565                60,911
                                                                    --------------         ---------------          -------------
           Total Net Revenue                                     $         307,025      $          292,367       $       268,780
                                                                    ===============        ================         =============

         Operating Expenses                                      $         294,830      $          277,856       $       267,751
                                                                    ---------------        ----------------         -------------

         Income From Operations                                  $          12,195      $           14,511       $         1,029
                                                                    ===============        ================         =============

         Long-lived Assets                                       $         148,817      $          139,800       $       142,521
                                                                    ===============        ================         =============


         FOREIGN OPERATIONS
                                                                                 For the Year Ended May 31,
                                                             --------------------------------------------------------------------
                                                                         1999                   1998                    1997
                                                             ------ ---------------       -----------------         -------------
         Revenue
           Customs Brokerage                                     $          56,601     $            63,221       $        57,506
           Ocean Freight Forwarding                                        308,942                 263,757               233,856
           Airfreight Forwarding                                           410,998                 370,128               333,888
           Material Management and Distribution                            104,065                  94,676                62,890

                                                                    ---------------       -----------------         -------------
           Total Revenue                                         $         880,606     $           791,782       $       688,140
                                                                    ===============       =================         =============

         Net Revenue
           Customs Brokerage                                     $          56,601     $            63,221       $        57,506
           Ocean Freight Forwarding                                         70,038                  62,782                52,251
           Airfreight Forwarding                                            99,902                  95,261                91,444
           Material Management and Distribution                             44,411                  44,634                39,390
                                                                    ---------------       -----------------         -------------
           Total Net Revenue                                     $         270,952     $           265,898       $       240,591
                                                                    ===============       =================         =============

         Operating Expenses                                      $         258,096     $           254,596       $       238,762
                                                                    ---------------       -----------------         -------------

         Income From Operations                                  $          12,856     $            11,302       $         1,829
                                                                    ===============       =================         =============

         Long-lived Assets                                       $         195,957     $           191,047       $       190,232
                                                                    ===============       =================         =============

         Fiscal Year Ended May 31, 1999 Compared to Fiscal Year Ended
         May 31, 1998

         General:

         Revenue increased 6.7% to $1,387.7 million. Net revenue increased 3.5% to $578.0 million. Operating expenses increased 3.8%, marginally higher than the net revenue increase. The net gains on currency transactions dropped significantly to $1.9 million from $7.3 million in the prior year. This drop was partially offset by a $0.6 million increase in interest income and a $0.8 million decrease in interest expense.

         United States Operations:

         Revenue and Net Revenue: Revenue was flat for the current year but net revenue increased by 5.0%. Operating expenses increased by 6.1%.


         Customs brokerage revenue and net revenue increased 5.2%. The increase was largely due to growth in the retail and electronics industries from both new and existing customers. Most of this growth involved goods being shipped from Asia, fueled by the robust American economy. A significant portion of this growth stemmed from our existing client base reflecting a strong client retention rate. Pricing continued to be relatively stable, though slight erosions occurred in our border locations. The number of United States Customs entries filed by the Company increased approximately 1.8% to 2.70 million from 2.65 million in the prior year. Border operations, which account for almost one-fifth of the total entries for the period, continue to reflect double-digit growth rates driven mostly by Canadian imports. Rescoping major accounts contributed to the improvement of margin. In addition, approximately one-half of the customs brokerage processing documentation has been centralized to improve the quality of the product.


         Ocean freight forwarding revenue and net revenue decreased 4.5% and 2.9%, respectively. Inbound ocean freight demand remained strong throughout 1999. In addition the Company added a number of new accounts. Ocean freight rates from the Far East, the Company's largest trade lane, increased in the last half of the year. Conversely, ocean export activity was down significantly due to the economic situation in Asia, Latin America and Russia. U.S. export orders and volume were down in all three regions. While ocean outbound NVOCC revenue from the U.S. increased only slightly, net revenue increased by more than 10%. Lack of growth in revenue was a direct reflection of the erosion of ocean container rates in all of the major trade lanes. Growth in net revenue was due to our ability to buy ocean container spaces, either through service contracts, or on the spot market at favorable rate levels.

         Airfreight forwarding revenue decreased 5.3%, due to decreased volume to Asia, Europe and Latin America and the strength of the U.S. dollar. However, net revenue increased by 5.8% due to the use of centralized gateways to improve consolidation, cost control, and increased volume purchasing.

         Material management and distribution revenue and net revenue increased 10.9% and 10.6%, respectively. The greatest growth was in Seattle, Dallas, Atlanta, Rochester and Los Angeles where new customers and increased volumes drove the increase in revenue. In addition, the growth in revenue and net revenue was due to increased demand from existing integrated logistics customers, expansion of overseas services, expansion of warehouse facilities and the strong United States economy. Rescoping of certain customers led to an increase in revenue and margin.

         Operating Expenses: Operating expenses increased 6.1%. Salaries and related costs increased due to higher labor costs associated with Year 2000 compliance and the Company's new global transportation and financial systems, and higher medical insurance costs. Operating expenses as a percentage of net revenue rose to 96.0% from 95.0% in the prior year. The Company is committed to the reduction of operating expenses through the continuing implementation of its strategic plan, previously discussed, by focusing resources, training personnel, and emphasizing customer satisfaction.

         Foreign Operations:

         Revenue and Net Revenue: Revenue increased by 11.2% but net revenue increased only 1.9% reflecting the higher costs associated with the imbalance of trade with the U.S. The effect of translation rate changes during the period resulted in a decrease in net revenue during 1999 of approximately $12.4 million. The resultant growth rate was adversely affected by approximately 4.6 percentage points.

         Customs brokerage revenue and net revenue decreased 10.5% reflecting the large reduction in traffic going into the foreign locations from the U.S.

         Ocean freight forwarding revenue increased by 17.1% while net revenue increased by 11.6%. The margin decrease reflected the soft European market and the resultant pressure on margins. The Company is focusing on increasing NVOCC business in an attempt to improve margins. Ocean Export revenue, which consists of documentation fees and commissions, was negatively impacted because lower shipping costs produce lower commissions.

         Air freight forwarding revenue increased by 11.0% while net revenue increased 4.9%, the pressure on margins again reflecting the soft European markets. The perceived turnaround of the Asian economies in the third quarter of fiscal 1999 began to improve air margins.

         Material management and distribution revenue increased by 9.9%, however net revenue remained at prior year levels. The scheduled opening of our 400,000 plus square foot warehouse in South China in the first quarter of fiscal 2000 should position the Company for further growth in revenue and net revenue for these services.

         Operating Expenses: Operating expenses increased 1.4%. Salaries and related costs increased due to higher labor costs associated with Year 2000 compliance and the implementation of the Company's new global transportation and financial systems. Operating expenses as a percentage of net revenue were 95.3% in 1999 and 95.7% in 1998.


         Fiscal Year Ended May 31, 1998 Compared to Fiscal Year Ended
         May 31, 1997

         General:

         Revenue increased 12.4% to $1,300.0 million. Net revenue increased 9.6% to $558.3 million. Operating expenses increased 5.1%, considerably lower than the net revenue increase. The net gains on currency transactions increased by 126% to $7.3million. This increase, together with higher levels of interest income, was sufficient to offset interest expense which remained unchanged at $8.2 million.

         United States Operations:

         Revenue and Net Revenue: Revenue increased by 8.5% while net revenue increased 8.8%. Operating expenses increased by 3.8%.

         Customs brokerage revenue and net revenue increased 7.5%. The number of United States Customs entries filed by the Company increased approximately 20.3% to 2.65 million from 2.20 million in the prior year. The increase in revenue and number of United States Customs entries filed was caused principally by increased Canadian border activity, expansion of business with existing customers, continued NAFTA incentives and increased import activity from Asian countries.

         Ocean freight forwarding revenue and net revenue increased 11.2% and 4.5% respectively, due to increased shipping volumes from new and existing customers. During 1998, management continued to expand market share, increased ocean tonnage and increased net ocean freight revenues while offering competitive market rates to customers.

         Airfreight forwarding revenue decreased by 4.7% due primarily to decreased exports from the U.S. to Asia, Europe and Latin America and pricing pressures. However, net revenue improved by 9.3% due primarily to cost reductions achieved through the use of gateways and shipment consolidations.

         Material management and distribution revenue and net revenue increased 15.8% and 14.2%, respectively. The greatest growth was in the United States where new customers and increased volumes led to growth in revenue in Seattle, Dallas, Atlanta and Rochester. In addition, the growth in revenue and net revenue was due to increased demand from existing integrated logistics customers, expansion of overseas services, expansion of warehouse facilities and the strong United States economy.

         Operating Expenses: Operating expenses increased 3.8%, significantly less then the 8.8% growth in net revenue. Salaries and related costs increased due to growth in the number of personnel. Operating expenses as a percentage of net revenue improved to 95.0% from 99.6% in the prior year.

         Foreign Operations:

         Revenue and Net Revenue: Revenue increased by 15.1% but net revenue increased only 10.5% reflecting the higher costs associated with the imbalance of trade with the U.S. The effect of translation rate changes during the period resulted in a decrease in net revenue during 1998 of approximately $20.2 million. The resultant growth rate was adversely affected by approximately 7.6 percentage points.

         Customs brokerage revenue and net revenue increased 9.9% due to improvement of traffic going into the foreign locations from the U.S.

         Ocean freight forwarding revenue increased by 12.8 % while net revenue increased by 20.2%, due to increased shipping volumes from existing and new customers, with additional products being shipped to North America and Europe. Increased NVOCC shipments helped to improve revenue as well as improving the margin. The trend towards NVOCC business continues at a rapid rate as certain of our customers realize the improved transit times provided by this service.

         Air freight forwarding revenue increased by 10.9% while net revenue increased 4.2%. There was significant erosion in margin, primarily in the Asia-Pacific area due primarily to higher airline costs, which could not be passed on to customers. The increase in revenue came primarily in Hong Kong from both new and existing customers. Europe was another growth area for air freight activity.

         Material management and distribution revenue increased 50.5% while net revenue increased by 13.3%. A significant portion of the increased revenue and net revenue resulted from the expansion of cross border trucking operations in Europe. The decrease in margin was due primarily to increased warehousing and transportation operating costs in Europe. New facilities were opened in Holland and Venezuela.

         Operating Expenses: Operating expenses increased 6.6%, significantly less than the 10.5% growth in net revenue. Operating expenses as a percentage of net revenue decreased to 95.7% from 99.2% in the prior year.

         Liquidity and Capital Resources:

         Cash and equivalents were $50.6 million at May 31, 1999, representing a 6.1% decrease from $53.9 million at May 31, 1998. Positive operational cash flow of $57.4 million was used to fund capital expenditures of $35.7 million resulting in free cash flow of $21.7 million. Capital expenditures consisted mostly of expenditures for computer hardware and software, leasehold improvements, and warehouse equipment.

         The Company paid cash of $9.0 million relating to acquisitions. These payments consisted of reductions to existing debt totaling $4.3 million and $4.7 million for contingency payments to the sellers of previously acquired businesses and to purchase all or part of the remaining minority interest in previously acquired companies.

         On March 27, 1998, the Company entered into a $100 million syndicated multi-currency credit facility (Credit Facility), maturing March 2001. This facility was extended to March 2002 upon its one-year anniversary. Borrowings under this facility are classified as long-term debt. The purpose of the Credit Facility is to provide letters of credit and working capital as required. The Company must comply with certain financial covenants such as: 1) minimum working capital, 2) minimu net worth, 3) maximum leverage ratio, 4) minimum fixed charge coverag ratio, and 5) maximum capital expenditures.

         As of May 31, 1999, utilization of the Credit Facility was $15.2 million, comprised of $4.5 million of borrowings under the Credit Facility and $10.7 million for outstanding letters of credit. Therefore, the Company's total available borrowing capacity under the Credit Facility as of May 31, 1999 was approximately $84.8 million.

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


         New Accounting Standards:

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for
         Derivative   Instruments   and  Hedging   Activities".   SFAS  No.  133
         establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is currently evaluating the impact, if any, of SFAS no. 133 which is effective for all quarters of fiscal years beginning after June 15, 2001.

         "Safe Harbor" Statement Under the Private Securities Litigation Reform Act of 1995:

         In this filing, the Company makes forward-looking statements that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our operations, plans, events, expectations or objectives. Also, when any of the words "believes", "expects", "anticipates" or similar expressions are used the Company is making forward-looking statements. Many possible events or factors could affect the future financial results and performance of the Company. Any of these events or factors could cause results or performance to differ materially from those expressed in our forward-looking statements. These possible events or factors include the following:

         Year 2000

         Many computer systems, including some utilized by the Company, use only two digits to represent the year in date fields. These systems may be unable to accurately process certain data before, during, or after the year 2000. Business and governmental entities are at risk for possible miscalculations or systems failures, possibly causing disruptions in their business operations. This is commonly known as the Year 2000
         (Y2K) problem.

         The Company is reliant on its internal computer systems and applications, located in numerous countries, to conduct its business as an international freight forwarder, customs broker and logistics provider. The Company is also reliant upon the external system capabilities of third parties, with which the Company has major business relationships.

         The key computer systems of the Company are its transportation (ocean freight, airfreight and trucking), customs brokerage, material management, communications, marketing, and financial systems. The Company has established a Y2K program management office to identify and resolve specific Y2K issues and problems. A Y2K inventory, assessment, and plan of action has been completed for all of the Company's global systems. All of the Company's key business systems, with minor exceptions, were Y2K compliant by the end of June 1999. There are several locations including Singapore, Indonesia, and Peru that, for tactical purposes, have deferred completion dates and will be compliant on or before September 30, 1999.

         The Company believes its greatest Y2K risk for disruption to its business is the potential noncompliance of third parties. The Company believes these third party risks are an inherent risk to the industry and are not specific to the Company. As a result, the Company has contacted third parties (i.e. vendors, governmental agencies, etc.) around the world with whom the Company has material direct and indirect business relationships. The business partners that have responded to the Company's inquiries indicate that they will be Y2K compliant on a timely basis. The Company successfully completed Year 2000 testing with the U.S. Customs Service. Year 2000 efforts of Customs bureaus in other countries are being monitored and are varying in scope and progress. Despite written assurances, there are no guarantees that the systems of other parties, on which the Company and its competitors rely, will be compliant. These potential interruptions may have a material adverse effect on the Company's operations.

         Total costs to replace or modify the Company's business systems for Y2K are currently estimated to be $6.1 million. However, there can be no assurance that the costs to replace or modify the Company's business systems will not exceed this estimate. As of May 31, 1999, approximately $5.5 million had been spent on Y2K efforts. The cost estimates include, but are not limited to, the cost of internal staff and outside consultants who are working on modifying, upgrading and testing systems; the Y2K project management office; new or upgraded software; and various Y2K tools. These costs are being expensed as incurred. The funding of all past and future Y2K expenses has been, or will be paid through internally generated cash flows from operations or borrowed funds. The costs associated with the replacement of the selected international stations' operating and financial systems are not included in the above estimates. The cost of the replacement systems are being capitalized and amortized in accordance with the Company's normal accounting policies as Y2K compliance is an incidental benefit expected from these systems. The primary reasons for installing these replacement systems include productivity gains, improved customer service, improved operating procedures, and controls.

         The Company's business may be materially affected if its systems or the systems of critical third parties are not Y2K compliant by January 1, 2000. The possible consequences of noncompliance include, among other things, the inability to provide services to certain areas of the world, delays in product delivery, invoicing errors, and possible collection difficulties. The Company may be required to shift portions of its daily operations to manual processes and thus face time delays in its operations as well as increased processing costs. In addition, the Company may not be able to provide customers with timely and pertinent information regarding their orders or shipments. This may negatively affect customer relations and potentially lead to the loss of customers. The Company is unable to estimate the potential financial impact of these scenarios. However, the Company believes that its Y2K readiness program, including its contingency plans, should help to reduce material adverse effects that such disruptions may create.

         As part of the Company's contingency planning, it has determined that operating in a manual mode, for a limited time, is a workable alternative with the exception of its U.S. customshouse brokerage system. The Company is currently identifying and developing specific contingency plans intended to mitigate the effects of Y2K disruptions. In the event of a Y2K disruption resulting from the Company system or other third party system failure, the Company believes it will be able to provide adequate resources to successfully transition from automated systems processing to manual processing. In addition, the Company will have the ability to engage outside temporary labor. Also, the Company will secure alternate carriers who are Y2K ready in order to continue to provide basic business services.

         Currency and Other Risk Factors:

         The Company's worldwide operations are transacted in many currencies other than the U.S. dollar. Accordingly, the Company is exposed to inherent risks of international currency markets and governmental regulations. The Company manages these currency exposures through a variety of means such as hedging, conversion of local cash to U.S. dollars, and accelerating and decelerating international payments among the Company's offices and agents. The Company's translation adjustment and foreign exchange losses for fiscal year 1999 increased due to the strengthening of the U.S. dollar relative to certain currencies of Asia, Europe and Latin America. The charge to equity in the currency translation adjustment during 1999 was $6.1 million while net foreign currency gains realized during fiscal year 1999 were approximately $1.9 million. Devaluation of foreign currencies could adversely impact the financial results of operations in future periods.

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


         The Company routinely commits to purchasing space with carriers for expected volumes based on anticipated future demands. The Company then solicits freight from its customers to fill that committed space. Failure to utilize that space because of a downturn in the economy could have a adverse effect on operating results.


         Management believes the Company's business has not been significantly or adversely affected by inflation in the past. Historically, the Company has generally been successful in passing cost increases to its customers by means of price increases. However, competitive marketplace conditions could impede the Company's ability to pass on future cost increases to customers and could erode the Company's operating margins.

         Additional risks and uncertainties include:

                  (i) The  Company's  ability to continue its program to improve operating  results  and cash  flows,
                 (ii) Dependence  of the Company  on  international   trade
                      resulting  from  favorable worldwide economic conditions,
                (iii) Dependence of the Company on continued  services of key executives  and  managers,
                 (iv) Risks associated with  the Company's acquisition strategy, including:
                     (a) Diversion of management's attention to assimilation of operations and personnel of acquired companies,
                     (b) Potential adverse short-term  effects of acquisitions
                         on the Company's  operating results,
                                    and
                     (c) Integration of financial reporting systems and acquired assets.
                  (v) The  possible  inability of the  Company's  information systems to keep pace with the increasing complexity and growth of the Company's business and Y2K issues,
                 (vi) The  increasing  level of  investment  required  by the transition of the Company from prior predominance of customs brokerage revenue to an increasing emphasis on integrated logistics and providing a full range of
                      international    transportation    and   supply   chain
                      management services,
                (vii Other risks disclosed elsewhere in this Form 10-K or in the Company's other filings with the Securities and Exchange Commission.


         The Company is continuing its comprehensive review of its pricing structure of its various services and customer credit terms. The Company is also continuing to review its expenses to improve the quality and efficiencies of the Company's processes.


         Item 7a- Quantitative and Qualitative Market Risk Disclosure

         The Company is exposed to market risks in the ordinary course of business. These risks relate primarily to fluctuations in foreign currency exchange rates and short term interest rates. Financial derivatives are employed to manage these risks in certain countries under certain circumstances. Under no circumstances are financial derivatives utilized for trading or speculative purposes.

         Foreign Exchange Sensitivity

         The Company maintains worldwide operations and transacts business in many currencies other than the U.S. dollar. Because the Company's foreign subsidiaries are typically local-currency functional entities, the Company is exposed to transactional and translational gains and losses as relative currency values fluctuate. As a result, the Company's consolidated cash flow and net income are subject to variations due to changes in exchange rates.

         The Company manages its currency risks through a variety of means, such as employing financial derivatives, converting local cash to U.S. dollars, and accelerating and decelerating payments among the Company's offices and agents. Financial derivatives typically take the form of forward foreign exchange contracts, though options are occasionally purchased to hedge certain transactions. As of May 31, 1999, the Company had forward contracts outstanding of $1.5 million equivalent value and had no option contracts. A 10% change in value of the U.S. dollar relative to the underlying currency of these forward contracts would have an immaterial effect on the Company's earnings.


         The Company's earnings are sensitive to changes in foreign exchange rates due to the revaluation of monetary assets and liabilities. These balance sheet items, denominated in non-functional currency include cash, accounts receivable, accounts payable and debt. The table below provides the U.S. dollar equivalent of these balances summarized as assets and liabilities and shows the sensitivity of the net exposure to a 10% change in value of the functional currency relative to the non-functional currency.


         ($ amounts in millions)


                                                                                                 Gain / (Loss) if
                                                                                               Functional Currency
         Non-Functional             Cash             A/P &                                Appreciates       Depreciates
         Currency                 & A/R              Debt            Net Exposure               10%                  10%
         ---------                ---------        ---------         ------------          ------------          ---------

         U.S. Dollar                94.7             (52.3)                    42.4              (4.2)              4.2
         Chinese Renminbi           12.4              (7.9)                     4.5              (0.5)              0.5
         U.K. Pound                  1.1              (9.2)                    (8.1)              0.8              (0.8)
         German Mark                 1.2              (6.2)                    (5.0)              0.5              (0.5)
         Belgian Franc               0.5              (3.7)                    (3.2)              0.3              (0.3)
         Japanese Yen                0.1              (1.9)                    (1.8)              0.2              (0.2)
         French Franc                1.0              (2.8)                    (1.8)              0.2              (0.2)
         Finnish Mark                0.0              (1.8)                    (1.8)              0.2              (0.2)
         Other                       6.1             (10.7)                    (4.6)              0.5              (0.5)

         Interest Rate Sensitivity

         The Company's exposure to interest rate risk relates primarily to its cash and short-term investments and its debt obligations. The Company currently does not employ any financial derivatives to manage the risk associated with its cash investments. It does however, currently employ a swap to convert a portion of its variable rate debt to a fixed rate.

         At May 31, 1999 the Company had $50.6 million of cash and cash equivalents, subject to variable, short-term interest rates. On the same date, the Company had debt obligations of $93.9 million, of which $8.6 million was subject to variable, short-term interest rate risk. In addition, the Company had $13.7 million of off-balance sheet transactions which were subject to variable interest rate risk. The net exposure of the Company to variable, short-term interest rate risk is therefore $28.3 million. A hypothetical increase or decrease in variable, short-term interest rates of 1% would have an immaterial effect on the Company's earnings.

         Item 8 - Financial Statements and Supplementary Data

         The information required by this item is set forth at the pages indicated in Item 14(a) of this Annual Report.

         Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.



                                    PART III


         Item 10 - Directors and Executive Officers of the Registrant

         The information required by this item is incorporated herein by reference from the sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's definitive proxy statement to be filed with the Securities and Exchange Commission no later than 120 days after the Company's year end and to be delivered by the Company to its shareholders in conjunction with the 1999 Annual Meeting of Shareholders. See also Item 1 above.


         Item 11    -   Executive Compensation

         The information required by this item is incorporated herein by reference from the sections entitled "Compensation of Executive Officers," "Options Granted to Executive Officers" and "Employment Agreements" of the Company's definitive proxy statement to be filed with the Securities and Exchange Commission no later than 120 days after the Company's year end and to be delivered by the Company to its shareholders in conjunction with the 1999 Annual Meeting of Shareholders.



         Item 12 - Security Ownership of Certain Beneficial Owners and
                   Management
                  --------------------------------------------------------------

         The information required by this item is incorporated herein by reference from the section entitled "Ownership of Management and Principal Stockholders" of the Company's definitive proxy statement to be filed with the Securities and Exchange Commission no later than 120 days after the Company's year end and to be delivered by the Company to its shareholders in conjunction with the 1999 Annual Meeting of Shareholders.


         Item 13    -   Certain Relationships and Related Transactions
                        ----------------------------------------------

         The information required by this item is incorporated herein by reference from the section entitled "Transactions with the Company" of the Company's definitive proxy statement to be filed with the Securities and Exchange Commission no later than 120 days after the
         Company's year end and to be delivered by the Company to its shareholders in conjunction with the 1999 Annual Meeting of Shareholders.


                                     PART IV


  Item 14-Exhibits, Financial Statement Schedules and Reports on Form 8-K
          ---------------------------------------------------------------

    (a) The following documents are filed as part of this report on
        Form 10-K:                                                      Page No.

        (1)   Consolidated Financial Statements of the Company:
              Consolidated Balance Sheets                                 F-1
              Consolidated Statements of Operations                       F-2
              Consolidated Statements of Stockholders' Equity
                  And Comprehensive Income                                F-3
              Consolidated Statements of Cash Flows                       F-4
              Notes to Consolidated Financial Statements                  F-5
              Independent Auditors' Report                                F-19

         (2)   Financial Statement Schedules:

               Schedule II - Valuation and Qualifying Accounts            F-20

                      All other schedules are omitted by absence of conditions under which they would be required or because the required information is included in the consolidated financial statements or notes thereto.

                (3) Exhibits:

                           See attached Exhibit Index                      F-21

(b) The Company filed the following reports on Form 8-K from March 1, 1999 through the date hereof in 1999.

                           None.

                                   Signatures

         Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Date:    July 22, 1999

                                                        FRITZ COMPANIES, INC.

                                             By          /s/ Lynn C. Fritz
                                                             Lynn C. Fritz
                                                        Chairman of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on July 22, 1999 by the following persons on behalf of the registrant and in the capacities indicated.

                 Signature                                    Title                                        Date

         /s/ Lynn C. Fritz                       Chairman of the Board                            July 22, 1999
         Lynn C. Fritz                           and Chief Executive Officer
                                                 (Principal Executive Officer)

         /s/ Raymond L. Smith                    Chief Operating Officer                          July 22, 1999
         Raymond L. Smith

         /s/ Dennis L. Pelino                    President and Director                           July 22, 1999
         Dennis L. Pelino

         /s/ Ronald F. Dutt                      Executive Vice President and                     July 22, 1999
         Ronald F. Dutt                          Chief Financial Officer and
                                                 Principal Financial Officer

         /s/ Janice J. Washburn                  Controller and                                   July 22, 1999
         Janice J. Washburn                      Principal Accounting Officer


         /s/ James E. Gilleran                   Director                                         July 22, 1999
         James E. Gilleran

         /s/ Preston Martin                      Director                                         July 22, 1999
         Preston Martin

         /s/ Paul Otellini                       Director                                         July 22, 1999
         Paul Otellini

         /s/ William J. Razzouk                  Director                                         July 22, 1999
         William J. Razzouk


FRITZ COMPANIES, INC.                                            FORM 10-K



                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)

                                                                                             May 31,              May 31,
                                                                                              1999                1998
                                                                                           ------------         ----------
                                                           ASSETS

   CURRENT ASSETS:
        Cash and equivalents                                                            $       50,599       $     53,935
        Accounts receivable, net of allowance for
          doubtful accounts of $20,466 in 1999 and $23,232 in 1998                             396,640            406,381
        Deferred income taxes                                                                   16,461             16,978
        Prepaids and other current assets                                                       17,860             23,142
                                                                                           ------------         ----------
        Total current assets                                                                   481,560            500,436
                                                                                           ------------         ----------

   PROPERTY AND EQUIPMENT - NET                                                                103,535             92,049
                                                                                           ------------         ----------
   OTHER ASSETS:
        Intangibles, net of accumulated amortization of $21,362
          in 1999 and $16,866 in 1998                                                          112,666            112,965
          Deferred income taxes                                                                 13,395              3,399
        Other assets                                                                            15,752             11,964
                                                                                           ------------         ----------
        Total other assets                                                                     141,813            128,328
                                                                                           ------------         ----------

            TOTAL ASSETS                                                                $      726,908       $    720,813
                                                                                           ============         ==========

                                            LIABILITIES AND STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES:
        Current portion of long-term obligations and short-term
          borrowings                                                                    $        4,333       $      4,764
        Accounts payable                                                                       255,706            266,863
        Accrued liabilities                                                                     87,562             74,880
        Income tax payable                                                                      15,348             12,394
                                                                                           ------------         ----------
        Total current liabilities                                                              362,949            358,901
                                                                                           ------------         ----------

   LONG-TERM OBLIGATIONS                                                                        89,606            101,346
   OTHER LIABILITIES                                                                            10,271             10,238
                                                                                           ------------         ----------
            TOTAL LIABILITIES                                                                  462,826            470,485
                                                                                           ------------         ----------

   COMMITMENTS AND CONTINGENCIES

   STOCKHOLDERS' EQUITY
        Common stock: par value $.01 per share;
        60,000 shares authorized, 36,420 shares
        issued and outstanding, (35,896 shares
        issued and outstanding in 1998)                                                            364                359
   Additional paid-in capital                                                                  138,369            131,797
   Treasury stock - at cost                                                                      (174)                ---
   Retained earnings                                                                           144,437            130,985
   Accumulated other comprehensive loss                                                        (18,914)           (12,813)
                                                                                           ------------         ----------
        Total stockholders' equity                                                             264,082            250,328
                                                                                                                ----------


            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $      726,908       $    720,813
                                                                                           ============         ==========






          See accompanying notes to consolidated financial statements.


                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (In thousands, except per share amounts)



                                                                           Year Ended May 31,
                                                          --------------- -- ------------- --- -------------
                                                               1999              1998              1997
                                                          ---------------    -------------     -------------
REVENUE                                                $       1,387,727  $     1,300,083   $     1,156,770
FREIGHT CONSOLIDATION COSTS                                      809,750          741,818           647,399
                                                          ---------------    -------------     -------------
NET REVENUE                                                      577,977          558,265           509,371
                                                          ---------------    -------------     -------------

OPERATING EXPENSES
    Salaries and related costs                                   342,211          326,025           302,555
    General and administrative                                   210,715          206,427           203,958
                                                          ---------------    -------------     -------------
      Total operating expenses                                   552,926          532,452           506,513
                                                          ---------------    -------------     -------------

INCOME FROM OPERATIONS                                            25,051           25,813             2,858
OTHER INCOME (EXPENSE)                                             (5,268)            789             (2,384)
                                                          ---------------    -------------     -------------
INCOME BEFORE  INCOME TAX EXPENSE                                 19,783           26,602               474
INCOME TAX EXPENSE                                                 6,331            8,512               166
                                                          ---------------    -------------     -------------

NET INCOME                                             $          13,452  $        18,090   $           308
                                                          ===============    =============     =============


Weighted average shares outstanding - Basic                       36,203           35,744            35,128
                                                          ===============    =============     =============

Net Income per share - Basic                           $             .37  $           .51   $           .01
                                                          ===============    =============     =============

Weighted average shares outstanding - Diluted                     36,290           36,128            35,473
                                                          ===============    =============     =============

Net Income per share - Diluted                         $             .37  $           .50   $           .01
                                                          ===============    =============     =============



          See accompanying notes to consolidated financial statements.


    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                 (In Thousands)


                                                                                                         Accumulated
                                                         Additional                                          Other       Total
                                                          Paid-In      Retained       Treasury Stock    Comprehensive Stockholders'
                                                                                  ------------------
                                     Shares    Amount    Capital      Earnings    Shares      Amount         Loss          Equity
                                    ---------  -------- -----------  ----------- ---------  -------- --------------  --------------
Balance, May 31, 1996                 34,898    $   349   $ 118,485   $  112,587         0    $     0   $      (674)    $   230,747

Net income                                                                   308                                               308

Foreign currency translation
adjustment                                                                                                    (2,304)       (2,304)
                                                                                                                        -----------
Comprehensive loss                                                                                                          (1,996)
Common stock issued in acquisition
   of companies                          215          2         350                                                             352
Stock grants and option
 exercised                               292          3       5,158                                                           5,161
Employee Stock Purchase Plan              40                    431                                                             431
                                    ---------     ------    --------    --------- ---------     ----------    ---------------------
Balance, May 31, 1997                 35,445    $   354   $ 124,424   $  112,895         0    $         0   $    (2,978)   $234,695

Net income                                                                18,090                                             18,090
Foreign currency translation                                                                                     (9,835)    (9,835)
   adjustment
                                                                                                                      -------------
Comprehensive income                                                                                                          8,255
Common stock issued in acquisition
   of companies                          161          2       2,155                                                           2,157
Stock grants and options exercised       251          3       4,796                                                           4,799
Employee stock purchase plan              39                    422                                                             422

                                    ---------     ------    --------    --------- ---------     ----------    ---------------------
Balance, May 31, 1998                 35,896    $   359   $ 131,797   $  130,985         0    $         0   $   (12,813) $  250,328

Net income                                                                13,452                                             13,452
Foreign currency translation                                                                                     (6,101)    (6,101)
   adjustment
                                                                                                                      -------------
Comprehensive income                                                                                                          7,351
Common stock issued in acquisition
   of companies                           90          1         699                                                             700
Stock grants and options exercised       388          4       5,484                                                           5,488

Employee stock purchase plan              46                    389                                                            389

Treasury stock purchases                                                              (27)          (174)                     (174)
                                    =========     ======    ========    ========= =========     ==========    =========== =========
Balance, May 31, 1999                 36,420    $   364   $ 138,369   $  144,437      (27)    $     (174)   $   (18,914) $  264,082
                                    =========     ======    ========    ========= =========     ==========    =====================


















                     See accompanying notes to consolidated
                             financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                      Year Ended May 31,
                                                                       -------------- --- ---------------- --- ----------------
                                                                           1999                1998                 1997
                                                                       --------------     ----------------     ----------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                    $        13,452    $          18,090    $             308
      Adjustments to reconcile net income to net cash
          Provided by (used in) operating activities:
          Depreciation and amortization                                      27,508               26,385               24,600
          Deferred income taxes                                              (9,479)              (6,358)              (5,005)
          Stock compensation                                                  1,922                4,412                2,299
          Other                                                                 485               (1,073)              (1,559)
          Effect of changes in:
            Receivables, net                                                  9,741               14,253              (15,314)
            Prepaids and other current assets                                 5,282                4,954                  391
            Payables and accrued liabilities                                  8,441               (5,605)             (36,231)
                                                                       --------------     ----------------     ----------------
      Net cash provided by (used in) operating activities                    57,352               55,058               (30,511)
                                                                       --------------     ----------------     ----------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                                  (35,749)             (21,797)             (42,481)
      Acquisitions, net of cash acquired                                     (4,701)              (6,621)             (12,237)
      Payment of acquisition related debt                                    (4,313)              (8,758)             (11,873)
      Purchase of treasury stock                                               (174)                ----                 ----
      Proceeds from sale of fixed assets                                      3,802                3,485               33,747
      Acquisition of long term lease                                       (5,160)                ----                 ----
      Other                                                                    (717)              (2,806)              (1,093)
                                                                       --------------     ----------------     ----------------
      Net cash used in investing activities                                 (47,012)             (36,497)             (33,937)
                                                                       --------------     ----------------     ----------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
      Net (decrease) increase in short-term borrowings                         ----              (11,991)              22,833
      Proceeds from issuance of long-term obligations                         1,180               11,695                8,016
      Payments of debt                                                       (9,197)              (4,378)             (11,513)
      Proceeds from stock options exercised                                     925                  389                5,161
      Employee stock purchases                                                  388                  422                  431
      Other                                                                    ----                 (303)              (1,269)
                                                                       --------------     ----------------     ----------------
      Net cash (used in) provided by  financing activities                   (6,704)              (4,166)              23,659
                                                                                          ----------------
                                                                       --------------                          ----------------
 Foreign currency translation effect on cash                                 (6,972)              (3,828)              (2,304)
                                                                       --------------     ----------------     ----------------
 INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                 (3,336)              10,567              (43,093)

 CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                        $        53,935               43,368               86,461
                                                                       --------------     ----------------     ----------------

 CASH AND EQUIVALENTS AT END OF PERIOD                              $        50,599               53,935               43,368
                                                                       ==============     ================     ================

 OTHER CASH FLOW INFORMATION:
      Income taxes paid                                             $        13,940                9,640                8,185
                                                                                          ================
                                                                       ==============                          ================
      Interest paid                                                 $         7,222                8,471                8,622
                                                                       ==============     ================     ================
      Noncash   investing   and  financing   activities   in
      connection   with acquisitions:
         Receivables assumed                                        $          ----               (6,084)                ----
                                                                       ==============     ================     ================
         Payables and accrued liabilities assumed                              ----                6,557                2,189
                                                                       ==============     ================     ================
         Capital stock issued                                       $           700                2,155                  350
                                                                       ==============     ================     ================
         Other                                                                 ----               (2,628)                ----
                                                                       ==============     ================     ================





                     See accompanying notes to consolidated
                             financial statements.

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

         Cash and Equivalents Cash and equivalents include demand deposits and short-term investments with original maturities of three months or less.

         Property and Equipment: Property and equipment are stated at cost. Depreciation and amortization are determined using the straight-line method for the estimated useful lives of assets as follows:

                 Buildings                                      40   years
                 Furniture and equipment                    5 - 10   years
                 Computer hardware and software             3 -  5   years

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

         Intangibles: Intangibles, including goodwill and covenants-not-to-compete, result from business acquisitions. Amortization is determine using the straight-line method over the estimated useful lives of the intangible assets as follows:

                   Goodwill                                      40   years
                   Covenants-not-to-compete                   2 - 5   years


         Net intangibles as of May 31,1999 include goodwill of $112,453 and covenants-not-to-compete of $213.

         Long-lived assets, including goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-term assets is measured by a comparison of the carrying amount of such assets against the undiscounted future cash flows expected to be generated by the assets. If such assets are determined to be impaired, the impairment to be recognized is measured by the amount by which the assets' carrying amounts exceed the assets' discounted future cash flows.

         Foreign Currency Translation Adjustment: Foreign assets and liabilities have been translated at year-end exchange rates and related revenues and expenses have been translated at average rates of exchange in effect during the year. The impact of exchange rate changes is shown as "Accumulated Other Comprehensive Income" in stockholders' equity. Transaction gains and losses from foreign exchange transactions are included in results of operations.

         Comprehensive Income Effective June 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting of comprehensive income and its components in financial statements. Comprehensive income consists of net income and other gains and losses affecting shareholders' equity that, under generally accepted accounting principles, are excluded from net income. For the Company, the components of comprehensive income consist of net income and foreign currency translation gains and losses.

         During the years ended May 31, 1999 and 1998, the Company maintained its policy to reinvest the earnings of the non-United States subsidiaries as a long-term commitment. Accordingly, the "foreign currency translation adjustments" have not been adjusted for United States taxes.

         Off-Balance Sheet Risk and Concentration of Credit Risk: Financial instruments which potentially subject the Company to concentrations of credit risk are principally represented by temporary cash investments and accounts receivable. The Company places its temporary cash investments with financial institutions to limit its risk of loss.

         The Company's customer base is representative of a wide range of industries and includes customers located throughout the world. The Company had no significant concentration of credit risk as of May 31, 1999 or 1998. See Notes 3 and 8 of Notes to Consolidated Financial Statements for discussion of the Company's off-balance sheet risks.


         Revenue Recognition: Revenues and expenses related to the transportation of freight are recognized at the time the freight departs the terminal of origin. This method approximates recognizing revenues and expenses when the shipment is completed. Customs brokerage revenues are recognized upon completing documents necessary for customs entry purposes. Material management and distribution revenue is recognized upon execution of the service provided.


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


         Net Income Per Share:  The Company adopted the provisions of Statement of Financial  Accounting  Standards (SFAS) No.
         128, "Earnings Per Share," effective December 1, 1997.  Basic and diluted earnings per share are presented below:


                                                                                                Year Ended May 31,
                                                                                       ------------------------------------
                                                                                       1999            1998            1997
                                                                                    -----------     -----------     -----------
         Basic:
           Net income                                                            $      13,452   $      18,090   $         308
           Weighted-average number of common shares outstanding                         36,203          35,744          35,128
              Basic earnings per common share                                    $        0.37   $        0.51   $        0.01
                                                                                    ===========     ===========     ===========

         Diluted:
           Net income                                                            $      13,452   $      18,090   $         308
         Shares:
           Weighted-average number of common shares outstanding                         36,203          35,744          35,128
           Potentially dilutive common shares                                               87             384             345
                                                                                    -----------     -----------     -----------
              Total shares                                                              36,290          36,128          35,473
              Diluted earnings per common share                                  $        0.37   $        0.50   $        0.01
                                                                                    ===========     ===========     ===========

         Options with an exercise price greater than the average market price of common shares were not included in the computation of diluted earnings per share, as they were anti-dilutive.

         Income Taxes: The Company uses the asset and liability method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of differences between book and tax bases of various balance sheet assets and liabilities and gives current recognition to the effect of any change in tax rates and laws.

         Stock Options: The Company accounts for its stock compensation plans using the intrinsic method as allowed under SFAS No. 123; therefore, costs are reflected in the consolidated statements of operations only when stock options are granted at less than 90% of fair value at date of grant. The Company realizes an income tax benefit from the exercise or early disposition of certain stock options. This benefit reduces current income taxes payable and increases additional paid in capital. See Note 10 of Notes to Consolidated Financial Statements.

         Note 2.     PROPERTY AND EQUIPMENT

         Property and equipment consist of the following:

                                                                                                 May 31,
                                                                               --------------------------------------------
                                                                                       1999                      1998
                                                                               --- -------------             --------------
         Land                                                                   $            950          $           1,006
         Building and leasehold improvements                                              40,479                     40,018
         Furniture and equipment                                                          72,836                     61,637
         Computer hardware and software                                                   82,414                     65,103
         Software development in progress                                                  3,482                      3,488
                                                                                   -------------             --------------
              Total                                                                      200,161                    171,252
         Less accumulated depreciation and amortization                                  (96,626)                   (79,203)
                                                                                   -------------             --------------
              Total                                                             $        103,535          $          92,049
                                                                                   =============             ==============

         Depreciation and amortization of property and equipment amounted to $22,611 in 1999, $21,125 in 1998, and $19,639 in 1997. Software
         development in progress includes external costs incurred to develop software which has not been completed as of balance sheet date. During the years ended May 31, 1999 and 1998, $444 and $1,495, respectively, represented software development costs completed and transferred to "Computer hardware and software."


         Note 3: OBLIGATIONS AND BORROWINGS

         Short-term   borrowings  and  long-term   obligations  consist  of  the
following:

                                                                                                       May 31,
                                                                                          ----------------------------------
                                                                                            1999                  1998
                                                                                          ------------ ---- --- ------------

         Long-term obligations:
              6.43% Senior Notes due on April 15, 2003, interest payable
              semi-annually                                                            $       75,000        $       75,000

         Bank credit agreement providing a $100 million
              credit  facility  maturing  March 27, 2002 with  interest at LIBOR
              (6.3% as of May 31, 1999) plus 0.325% to 0.750% as determined by
              fixed charge coverage ratio .                                                     4,500                10,000

         Installment obligations related to acquisitions,
              non-interest  bearing, due 1999 - 2002 (less unamortized discount based on imputed  interest rate of 7.0% -  approximately  $117 and
              $229 in 1999 and 1998, respectively)                                             3,888                  6,678


         Term note, paid during 1999                                                             ---                  1,851

         Term note  payable to a bank dated June 18, 1997,  bearing  interest at
              SIBOR (6.4% as of May 31, 1999) plus a margin ranging from 0.5% to
              0.7% with seven  quarterly  payments  of $250  beginning  the 40th month from date of the agreement and remaining balance outstanding
              due at the end of the 60th month                                                 7,245                  8,294


         Other obligations                                                                     3,306                  4,287
                                                                                          ------------          ------------
              Total long-term obligations                                                     93,939                106,110
                 Less current portion                                                         (4,333)                (4,764)
                                                                                          ------------          ------------
              Net long-term obligations                                                $      89,606         $     101,346
                                                                                          ============          ============


         At May 31, 1999, the Company's aggregate maturing long-term obligations and short-term borrowings for the years 2000 through 2004 were $4,333; $2,765; $5,376; $81,372 and $93, respectively and none thereafter. The carrying value of the Company's long-term obligations approximates their fair value.

         On March 27, 1998, the Company entered into a $100 million syndicated multi-currency credit facility (Credit Facility), maturing March 2001. In March 1999, this facility was extended to expire in March 2002. The purpose of the Credit Facility is to provide letters of credit and working capital not covered by internally generated funds. The Company must maintain compliance with certain financial covenants such as: 1) minimum working capital, 2) minimum net worth, 3) maximum leverage ratio, 4) minimum fixed charge coverage ratio, and 5) maximum capital expenditures. As of May 31, 1999, the balance outstanding under the Credit Facility was $4.5 million and the weighted average floating interest rate as of that date was 5.8%. At May 31, 1999, the Company was contingently liable for letters of credit of $10.7 million which reduces the Company's borrowing capacity under the current credit facility. The Company had $15.5 million in similar letters of credit outstanding at May 31, 1998 under the Company's credit facility then in effect.

         The Company is required to comply with various financial covenants such as leverage, fixed charge coverage and current ratios within its other credit agreements, many of which include cross default provisions tied to the Credit Facility.


         Information regarding the Company's activity in the Credit Facility is as follows:

                                                                                    For the Year Ended May 31,
                                                                        ----------------------------------------------------
                                                                        --
                                                                               1999             1998                 1997
                                                                        -- -----------     -------------         -----------
          Maximum amount outstanding during period                      $      25,500  $         41,000      $      55,120
          Average amount outstanding during period                      $       7,316  $         20,184      $      29,669
          Weighted average interest rate during period                            6.0%              6.7%                5.8%



         Note 4 - INCOME TAXES

         The current and deferred components of income tax expense (benefit) are as follows:

                                                                                   For the Year Ended May 31,
                                                                       -----------------------------------------------------
                                                                         1999                  1998                1997
                                                                       ------------         -------------       ------------
         Current
           Federal                                                 $          ---       $         2,022     $        (5,674)
           State                                                              ---                 2,334                (338)
           Foreign                                                         15,810                10,514             11,183
                                                                       ------------         -------------       ------------
              Total current                                                15,810                14,870              5,171
                                                                       ------------         -------------       ------------
         Deferred
           Federal                                                         (9,231)               (4,237)             (5,446)
           State                                                           (1,438)               (2,662)               (363)
           Foreign                                                          1,190                   541                 804
                                                                       ------------         -------------       ------------
             Total deferred                                                (9,479)               (6,358)             (5,005)
                                                                       ------------         -------------       ------------
         Total                                                     $        6,331       $         8,512     $           166
                                                                       ============         =============       ============




         Sources of income (loss) before income taxes are as follows:

                                                                    For the Year Ended May 31,
                                                  -----------------------------------------------------------------
                                                         1999                   1998                     1997
                                                      -------------         ---------------          --------------
                   United States                  $       (28,839)      $          (7,944)       $        (33,768)
                   Foreign                                 48,622                  34,546                  34,242
                                                      -------------         --------------           -------------
                     Total                        $        19,783       $          26,602        $            474
                                                      =============         ===============          ==============



         The following provides a reconciliation of the statutory federal income tax rate and provision to the effective income tax rate and provision:


                                                                            For the Year Ended May 31,
                                                 ---------------------------------------------------------------------------------
                                                    1999         %             1998          %               1997           %
                                                 --------     --------       ---------    ---------        ----------    ---------

   Statutory federal income
       tax expense                            $    6,924          35.0    $     9,311         35.0      $        166         35.0
   Increases (decreases) resulted from:
       Difference  between foreign tax rate
       and federal rate                               60          0.3          (1,147)        (4.3)             (540)      (113.9)
       State taxes benefit,  net of federal
       income tax effect                          (1,516)        (7.7)           (328)        (1.2)             (159)       (33.5)
   Amortization of  Goodwill
   (Non-Section           338)                       309          1.6             280          1.1               275          58.1

   Meals and Entertainment                           219          1.1             197          0.7               273          57.4

   Others                                            335          1.7             199          0.7               151          31.9

                                                 --------     --------       --------      ---------       ----------    ---------

   Total                                      $    6,331          32.0    $     8,512         32.0      $        166         35.0
                                                 ========     ========       =========    =========        ==========    =========


         The significant components of net deferred income tax assets are as follows:


                                                                                               May31,
                                                                              -------------------------------------
                                                                                   1999                     1998
                                                                              -- -----------        --- -----------
                  Deferred income tax assets:
                  Current:
                       Compensated absences                                         2,361                  1,913
                       Net operating loss carryforward                               ----                  1,721
                       Foreign tax credits and other tax credits                    2,201                  2,511
                       Capital loss carryforward                                      595                    600
                       Allowance for doubtful accounts                              6,354                  7,186
                       Write-off of duplicate information
                               systems and facilities                                  53                    308
                       Other reserves and accruals                                  5,841                  3,983
                                                                              -- -----------        --- -----------
                       Subtotal                                                    17,405                 18,222
                  Less: valuation allowance                                         (944)                 (1,244)
                                                                              -- -----------        --- -----------
                           Total current deferred income tax assets                16,461                 16,978
                                                                              -- -----------        --- -----------

                  Noncurrent:
                         Net operating loss carryforward                            9,735                  ----
                       Deferred compensation                                        2,866                  2,117
                       Other reserves and accruals                                  3,143                  2,867
                                                                              -- -----------        --- -----------
                           Subtotal                                                15,744                  4,984
                                                                              -- -----------        --- -----------
                           Total deferred income tax assets                        32,205                 21,962
                                                                              -- -----------        --- -----------

                  Deferred noncurrent income tax liabilities:
                       Depreciation and amortization                              (1,234)                 (1,585)
                       Other deferred tax liabilities                             (1,115)                   ----
                                                                              -- -----------        --- -----------
                           Subtotal                                               (2,349)                 (1,585)
                                                                              -------------         --- -----------
                       Net deferred income tax assets                              29,856                 20,377
                                                                              ============          === ===========

        The valuation allowance for current deferred income tax assets as of May 31, 1999 and 1998, results from capital loss carryforwards and foreign tax credits. The Company has evaluated the long-term deferred tax assets and determined no valuation allowance is required as management believes it is more likely than not the long-term deferred income tax assets will be realized in the future.

         During the years ended May 31, 1999, 1998 and 1997, the Company maintained its policy to reinvest the earnings of the non-United States subsidiaries as a long-term commitment. Accordingly, the "Accumulated other comprehensive income" included in the equity section of the balance sheets have not been adjusted for the effect of U.S. taxes. Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $197 million at May 31, 1999. Additional United States income taxes may be due upon remittance of those earnings (net of foreign tax). If all earnings were distributed, approximately $32 million would be payable at May 31,1999.

         Note 5 - RELATED PARTY TRANSACTIONS

         The Company has previously leased office space from the Company's Chairman and Chief Executive Officer (the Chairman). The Company did not rent any property from the Chairman during the current year; however, rental expense applicable to previous leases was $263 for the year ended May 31, 1997. No leases with the Chairman were in effect as of May 31, 1998 or May 31, 1999.

         In connection with the Company's U.S. customs brokerage operations, customers are required to obtain surety bonds. The Company places such customs bonds with Intercargo Corporation (Intercargo) and other underwriters of customs bonds. The Chairman owned approximately 3.1% of the outstanding common stock of Intercargo in prior years. As of May 31, 1999 all Intercargo shares owned by the Chairman have been sold. In 1999, 1998 and 1997 the Company placed approximately $4,558; $4,343; and $4,400, respectively, of insurance business with Intercargo and received approximately $573; $589; $373, respectively, in insurance commissions and fees from Intercargo. The Company believes the amounts paid and received are substantially the same as the Company would have incurred and realized from other third parties.

         The Company paid premiums until 1992 on life insurance policies on the Chairman though the Company is not the beneficiary. Such cumulative premium payments, which approximate surrender value, of $1,400 at May 31, 1999 and 1998, are included in other assets. The premiums will be refunded by the beneficiary upon death of the insured or cancellation of the policies, whichever comes first. The Company has no future obligation to pay premiums on these policies.

         Note 6 - COMMITMENTS

         The Company leases office and warehouse space and computer and other office equipment from third parties, including certain operating leases financed by special purpose entities, under operating leases expiring through 2013. Minimum future rental payments by the Company as of May 31, 1999 are as follows:


                                                                 Rental                 Sublease                Net Rental
                                                               Payments                   Income                  Payments
                                                          ---------------           --------------           ---------------
         Year ending May 31,
         --------------------------------------------
             2000                                                40,011                    1,211                    38,800
             2001                                                30,433                      812                    29,621
             2002                                                20,408                      286                    20,122
             2003                                                16,504                      226                    16,278
             2004                                                13,268                      173                    13,095
             2005 and thereafter                                 45,194                      130                    45,064
                                                          ---------------           -------------            ---------------
               Total                                            165,818                    2,838                   162,980
                                                          ===============           ==============           ===============

         Net rental expense from these leases was as follows:

                                                                              For the Year Ended May 31,
                                                                 -----------------------------------------------------
                                                                      1999                 1998               1997
                                                                 -- ----------          -----------        -----------

                   Gross lease expense                                  59,226       $       54,453     $      42,834
                   Less sublease rental income                          (4,083)              (2,603)           (2,336)

                                                                    ---------           -----------        -----------
                   Net rental expense                                   55,143        $      51,850      $     40,498

                                                                    ==========          ===========        ===========


         Note 7 - ACQUISITIONS

         Purchases:

         In 1999, the Company acquired the remaining interests in five freight forwarding companies and one third of the remaining interest in another for $2,593 in cash and $74 in debt. Intangible assets of $1,307 were recorded in connection with the acquisitions.

         In 1998, the Company acquired the equity interest of a freight forwarding company for an aggregate purchase price of approximately $1,552 through the issuance of 120 shares of the Company's stock. The acquired company included current assets of approximately $6,413; fixed assets of approximately $342; and assumed liabilities, which are primarily current in nature, of approximately $6,659. An intangible asset of approximately $526 was recorded in connection with the acquisition.


         In 1997, the Company acquired assets and remaining interests in several freight forwarding companies for an aggregate purchase price of approximately $10,000 consisting of cash of $8,600 and payable obligations of $1,400. Relative to total 1997 acquisitions, the Company acquired current assets of approximately $2,300; fixed assets of approximately $1,300 and assumed liabilities, which are primarily current in nature, of approximately $2,200. Intangible assets of approximately $8,200 were recorded in connection with those acquisitions which are amortized on a straight-line basis. The remainder was recorded to eliminate the Company's minority interest payable.

         The Company entered into certain acquisition agreements which have provisions regarding contingent future payments. As of May 31, 1999, approximately $1,588 of such future contingent payments exist which have not been recorded by the Company and are dependent upon full achievement of specified net revenue or pretax income levels.


         Intangible assets, including goodwill and covenants not to compete, totaling approximately $4,130 and $2,936 were recorded in 1999 and 1998, respectively, in connection with current and previous acquisitions. Cash payments made during 1999 of $6,421 represent payments to reduce acquisition debt payable and payments related to contingent purchase price. Amortization expense for intangible assets was approximately $4,331, $4,474 and $4,700 in 1999, 1998, and 1997,
         respectively.

         The purchase method of accounting was used for all acquisitions made in fiscal years presented herein. The operations of acquired companies are reflected in the Company's consolidated financial statements from their respective dates of acquisition.

         Note 8 - CONTINGENCIES

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

         The three class action suits filed against the Company in state court were dismissed with prejudice by the Superior Court of California for the County of San Francisco on grounds the claims asserted under the California Corporate Securities law and common law fraud were not legally tenable. One of the dismissals was reversed on appeal, permitting the plaintiff to file an amended complaint. That amended complaint was dismissed with leave to amend. A further amended complaint was filed and was dismissed without leave to amend. That dismissal is on appeal.

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


         Note 9 - SEGMENT DISCLOSURE AND GEOGRAPHIC AREA INFORMATION

         The Company operates in the international freight forwarding industry, which encompasses customs brokerage, airfreight and ocean freight forwarding, and material management and distribution. No single customer accounted for ten percent or more of consolidated revenue.

         The Company manages its operations in two segments, United States and Foreign. The Company's Chief Operating Officer reviews operating results and creates operating plans based on these two segments. The Company's two key operations executives represent these segments.
         Bonuses and other incentives are distributed based on the segment results.

         Certain information regarding the Company's principal logistics services and operations by geographic areas is summarized below:

                                                                                        Year Ended May 31,
                                                                     -------------- ---- --------------- --- ---------------
                                                                         1999                 1998                1997
                                                                     --------------      ---------------     ---------------
          Net Revenue:
             Customs Brokerage                                    $        163,701    $         165,055   $         152,257
             Ocean Freight Forwarding                                      126,060              120,497             107,480
             Airfreight Forwarding                                         166,832              158,514             149,333
             Material Manaagement & Distribution                           121,384              114,199             100,301
                                                                     --------------      ---------------     ---------------
             Total Net Revenue                                    $        577,977    $         558,265    $        509,371
                                                                     ==============      ===============     ===============

        Net Revenue
             United States                                        $        307,025    $         292,367   $         268,780
                                                                     --------------      ---------------     ---------------
             Canada                                                         45,349               42,939              38,048
             Other North America                                             2,103                1,985               1,774
             Europe                                                         96,755               96,157              87,957
             China                                                          37,071               34,431              35,018
             Singapore                                                      10,199               10,888              11,015
             Other Asia                                                     38,579               39,282              36,150
             Latin America                                                  40,896               40,216              30,629
                                                                     --------------      ---------------     ---------------
                Total Foreign                                              270,952              265,898             240,591
                                                                     --------------      ---------------     ---------------
             Total Net Revenue                                    $        577,977    $         558,265   $         509,371
                                                                     ==============      ===============     ===============

        Income From Operations
             United States                                        $         12,195    $          14,511   $           1,029
                                                                     --------------      ---------------     ---------------
             Canada                                                          1,180                (489)                   9
             Other North America                                                17                  376                 440
             Europe                                                            562                5,028                 826
             China                                                           8,007                4,436               6,424
             Singapore                                                       1,349                  617                (56)
             Other Asia                                                      2,582                2,835                 146
             Latin America                                                  ( 841)              (1,501)              (5,960)
                                                                     --------------      ---------------     ---------------
                Total Foreign                                               12,856               11,302               1,829
                                                                     --------------      ---------------     ---------------
             Total Income from Operations                         $         25,051    $          25,813   $           2,858
                                                                     ==============      ===============     ===============

        Long-lived Assets
             United States                                                 148,817    $         139,800   $         142,521
                                                                     --------------      ---------------     ---------------
             Canada                                                         36,997               39,112              37,211
             Other North America                                               575                  695                 762
             Europe                                                         48,340               49,116              49,156
             China                                                          68,883               59,520              61,829
             Singapore                                                      14,240               14,505              17,342
             Other Asia                                                      6,416                5,621               6,581
             Latin America                                                  20,506               22,478              17,351
                                                                     --------------      ---------------     ---------------
                Total Foreign                                              195,957              191,047             190,232
                                                                     --------------      ---------------     ---------------
             Total Long-lived Assets                              $        344,774    $         330,847   $         332,753
                                                                     ==============      ===============     ===============


         Note 10 COMMON STOCK (In thousands, except share and per share amounts)

         In October 1992, the Company established the 1992 Omnibus Equity Incentive Plan ("1992 Plan"), pursuant to which an aggregate of 1,520,000 shares of common stock was reserved for issuance to key employees of the Company. The 1992 Plan was amended to increase the number of shares of common stock available for award by an additional 1,520,000 shares in May 1994, 1,500,000 shares in October 1996 and
         1,500,000 shares in September 1998. The 1992 Plan permits awards of non-qualified stock options and incentive stock options within the meaning of Section 422 of the Internal Revenue Code, as well as stock appreciation rights, restricted stock, and performance awards entitling the recipient to receive cash or common stock in the future following attainment of performance goals determined by the committee administering the 1992 Plan.

         The majority of options granted under the Company's 1992 Plan are exercisable one-third each on the day after the first, second and third anniversary of the original grant. The majority of restricted stock vests 100% on the day after the fifth anniversary of the original grant. Both options and stock were granted at a price equal to fair market value on the respective dates of grant except for 240,000 shares of options which were granted at 90% of fair market value at date of grant. Total stock-based compensation expense of approximately $2,590; $3,520; and $3,300 was recorded in 1999, 1998, and 1997, respectively.

         Each employee stock option assumed by the Company under a previous merger agreement will continue to have and be subject to, the same terms and conditions set forth in the relevant stock option plans. The plans required stock options granted to key employees be at a price not less than the stock's fair market value on the respective dates of grant. The majority of options granted are exercisable one-third after first anniversary date of the grant, two-thirds after two years and are fully exercisable three years from date of grant. No options have been granted under this plan since the merger on May 30, 1995.

         Effective February 1993, the Company adopted the Non-Employee Director Restricted Stock Plan (Director Plan) with an aggregate of 50,000 shares of common stock for issuance to outside directors as a portion of their annual compensation, which vest six months from date of grant. Shares issued to outside directors under the Director Plan were 4,844, 4,468 and 2,490 during 1999, 1998 and 1997, respectively. Separately, 1,200 restricted shares were granted in 1996 to non-employee directors under the 1992 Plan and vest three years from date of grant.

         The Company adopted SFAS No.123, "Accounting for Stock-Based Compensation," and exercised the election to continue to apply the provisions of APB No. 25, "Accounting for Stock Issued to Employees," to its stock option plans. Accordingly, compensation expense has only been recognized in the Consolidated Statements of Operations in connection with the shares related to options granted at 90% of fair market value on the respective dates of grant. Compensation expense was $134; $161; and $161 in 1999, 1998, and 1997, respectively. Had compensation expense of the Company's stock-based compensation plans been determined using the fair value based method described in SFAS 123 in 1999, 1998 and 1997, the Company's pro forma net income and earnings per share would have been:



                                                                                           Year Ended May 31,
                                                                         -------------- --- --------------- --- ---------------
                                                                             1999               1998                1997
                                                                         --------------     ---------------     ---------------
                      Net Income:
                           As reported                                $        13,452    $         18,090    $             308
                           Pro forma                                  $        12,231    $         17,180    $            (192)
                                                                         --------------     ---------------     ---------------

                      Earnings per share:
                         Basic-
                           As reported                                $           .37    $            .51    $             .01
                           Pro forma                                  $           .34    $            .48    $            (.01)
                                                                         --------------     ---------------     ---------------

                         Diluted-
                           As reported                                $           .37    $            .50    $             .01
                           Pro forma                                  $           .34   $             .48    $            (.01)
                                                                         --------------     ---------------     ---------------

         The fair value of each option grant is estimated based on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                                        Year Ended May 31,
                                                                       ------------------------------------------------------
                                                                            1999                1998               1997
                                                                        --------------      --------------     --------------
                      Expected volatility                                     40.00%              40.00%              40.00%
                      Risk-free interest rates for terms of:
                         2 years                                               5.64%               5.71%               6.45%
                         3 years                                               5.72%               5.81%               6.60%
                         4 years                                               5.79%               5.86%               6.66%
                      Dividend yield                                                0                   0                   0
                      Expected option life in years                                 4                   4                   4

         Stock option activity was as follows:

                                                                                           Year  Ended May 31,
                                                                           ------------- --- -------------- ---- --------------
                                                                              1999               1998                1997
                                                                           -------------     --------------      --------------

                    Outstanding, beginning of period                         1,960,000           1,509,000            2,135,000

                    Granted                                                    496,000             660,000             300,000
                    Canceled                                                   (31,000)           (158,000)           (761,000)
                    Exercised                                                  (16,000)            (51,000)           (165,000)

                                                                           -------------     --------------      --------------
                    Outstanding, end of period                               2,409,000           1,960,000           1,509,000
                                                                           =============     ==============      ==============

                    Options exercisable                                      1,447,000           1,115,000           1,137,000
                                                                           =============     ==============      ==============

                    Restricted stock activity
                    Outstanding, beginning of period                           539,000             372,000             320,000

                    Granted                                                    263,000             187,000              69,000
                    Canceled                                                   (34,000)            (20,000)            (17,000)
                                                                           -------------     --------------      --------------
                    Outstanding, end of period                                 768,000             539,000             372,000
                                                                           =============     ==============      ==============

                    Restricted stock exercisable                                222,000            184,000              67,000
                                                                           =============     ==============      ==============

                    Weighted Average Exercise Price:
                         Outstanding, beginning of period             $           12.04   $          13.25    $          16.96
                         Granted                                                   9.62              10.39                8.86
                         Canceled                                                 12.65              14.74               21.68
                         Exercised                                                 7.80               7.90               14.21
                         Outstanding, end of period                               11.47              12.04               13.25

                    Weighted average fair value of options granted    $            3.31  $            3.60  $             3.17
                                                                           =============     ==============      ==============

         The relevant information regarding stock options outstanding at May 31, 1999:

                                                   Options Outstanding                           Options Exercisable
        ------------------------- ------------------------------------------------------- ----------------------------------
                                       Number          Weighted            Weighted          Number       Weighted Average
                Range of            Outstanding         Average            Average      Exercisable May    Exercise Price
             Exercise Price         May 31, 1999       Remaining        Exercise Price      31, 1999
                                                      Contractual
                                                         Life
        ------------------------- ----------------- ----------------    --------------- ----------------- ------------------

          $     6.0625 to 8.1250           444,536       5.71 years   $         7.8034           360,121        $    7.7477
                8.5000 to 8.9041            21,650       6.16 years             8.7028             8,783             8.8614
                9.3125 to 9.3125           455,000       9.16 years             9.3125            30,000             9.3125
               9.7500 to 10.0620            18,082       5.51 years             9.9792             9,082             9.9315
              10.1250 to 10.1250           526,999       8.15 years            10.1250           198,930            10.1250
              10.1875 to 11.8750            99,330       7.68 years            11.1428            42,853            11.2478
              12.0375 to 12.0375           420,000       4.59 years            12.0375           420,000            12.0375
              12.3750 to 15.0000           263,260       5.49 years            14.5940           219,603            14.7869
              15.0685 to 23.4375            51,703       5.56 years            21.7276            49,403            21.6480
              28.6250 to 28.6250           108,333       5.75 years            28.6250           108,333            28.6250
                                     --------------                                        --------------

          $    6.0625 to 28.6250         2,408,893       6.76 years   $        11.4741         1,447,108         $   12.5818
             ====================    ==============    =============     ==============    ==============    ===============

         The number of shares available for issuance under the 1992 Plan as of May 31, 1999 was 1,757,947 shares.

         On April 25, 1997, the Company conducted a discretionary repricing exchange program for all options issued under the 1992 Omnibus Equity Incentive Plan, other than those issued to certain senior officers. Under the terms of the program, option holders could elect to exchange outstanding options for half of that number of options at an option price equal to fair market value on April 25, 1997. Fair market value as of that date was $8.125 per share. A total of 482,000 previously issued options were exchanged for 241,000 new options issued in connection with the program.

         The Company initiated a three-year employee retention program whereby selected managers and administrative personnel were awarded a total of 33,192 shares effective September 1, 1996, 27,036 shares effective July 31, 1997, and 24,226 shares effective July 31, 1998, at no cost to the employee.

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

         The ESPP purchases stock based on the lower of 100% of market value on the business day preceding the first day of the quarter in which the stock is purchased or 90% of the average closing price on the pre-set, quarterly purchase date. Approximately 8.7% of eligible employees have participated in the Plan in the past year. During 1999, the Company sold shares at a weighted average issue price of $8.4306.

         Under SFAS 123, compensation expense is recognized for the fair value of the employees' purchase rights if the discount from market price is greater than 5%. This was estimated using the Black-Scholes option-pricing model with the following assumptions for 1999: expected volatility -- 40%; weighted average risk-free interest rate - 4.67%; dividend yield -- zero; and purchase term -- 3 months. The weighted average fair value of those purchase rights granted in 1999 was $62. This compensation cost has been included in calculating the pro forma net income and earnings per share.

         On September 16, 1998, the Company announced that its Board of Directors authorized the purchase of up to $5,000 of the Company's common stock. As of May 31, 1999, the Company has made purchases totaling $174, at an average price of $6.45 per share.

         NOTE 11.     RETIREMENT PLAN

         The Company has a 401(k) retirement plan covering substantially all U.S. employees. The Company has recorded matching contributions in the amount of $577; $689; and $594 in 1999, 1998, and 1997, respectively.


         NOTE 12.     QUARTERLY FINANCIAL DATA (Unaudited)

         The following table sets forth selected quarterly financial data for the years ended May 31, 1999 and 1998:

                                                                                Three Months Ended
                                                   -----------------------------------------------------------------------------
                                                       August 31,          November 30,        February 28,         May 31,
                                                          1998                 1998                1999              1999 *
                                                      --------------     -----------------   --------------    ---------------


       Revenue                                     $        342,329   $           381,946   $        317,553  $         345,899
       Net revenue                                          145,146               153,716            134,914            144,201
       Income (loss) from operations                          9,831                15,003             (2,993)             3,210
       Net income (loss)                                      6,676                 8,552             (2,958)             1,182
       Net income (loss)  per share - Basic                     .19                   .24               (.08)               .03
       Net income (loss)  per share - Diluted                   .19                   .24               (.08)               .03

                                                                                Three Months Ended
                                                   -----------------------------------------------------------------------------
                                                       August 31,          November 30,        February 28,          May 31,
                                                          1997                 1997                1998               1998
                                                      --------------     -----------------     --------------     --------------

       Revenue                                     $        326,699   $           343,611   $        307,210   $        322,563
       Net Revenue                                          139,239               145,164            132,282            141,580
       Income from operations                                 6,723                10,546              1,672              6,872
       Net income (loss)                                      3,806                 6,885              2,636              4,763
       Net income (loss) per share - Basic                      .11                   .19                .07                .13
       Net income (loss) per share - Diluted                    .11                   .19                .07                .13





         * As a result of the Company's improved collection performance over the past two years an adjustment was made in the fourth quarter of 1999 to reduce bad debt reserves by $2.5 million which resulted in an increase in earnings of
            $0.05 per share.

                          INDEPENDENT AUDITORS' REPORT

         Board of Directors and Stockholders
         Fritz Companies, Inc.:


              We have audited the  accompanying  consolidated  balance sheets of
         Fritz Companies, Inc. and subsidiaries as of May 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended May 31, 1999. In connection with our audits of the consolidated financial statements, we also audited the related consolidated financial statement schedule as of and for the years ended May 31, 1999, 1998 and 1997. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

              In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fritz Companies, Inc. and subsidiaries as of May 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                                                    KPMG LLP

         San Francisco, California
         June 28, 1999

                 Schedule II - Valuation and Qualifying Accounts
                 For the Years Ended May 31, 1999, 1998 and 1997
                                 (In thousands)




                                                                                                     Net
                                                             Balance                             Write-Offs
                                                            Beginning          Charges            Charged           Balance At
                                                            Of Period         To Income          to Reserves      End of Period
                                                                                                  and Other
                                                          --------------     --------------     ---------------    ---------------


       For the Year Ended May 31, 1999

       Allowance for doubtful accounts                           23,232             4,005   $         (6,771)  $          20,466

                                                          ==============    ==============     ===============    ===============


       For the Year Ended May 31, 1998
       Allowance for doubtful accounts                           22,292             8,740   $         (7,800)  $          23,232
                                                          ==============    ==============     ===============    ===============


       For the Year Ended May 31, 1997
       Allowance for doubtful accounts                            6,401            23,786   $         (7,895)  $          22,292
                                                          ==============    ==============     ===============    ===============


                                  EXHIBIT INDEX

         EXHIBIT                                                          PAGE
         2.1      Agreement and Plan of Reorganization entered by and
                  among the Registrant, Fritz Air
                  Freight and Intertrans Corporation and Amendment No. 1 thereto dated as of April 12, 1995. (Incorporated by reference to Exhibit 2.1 to Form 8-K dated February
                  14, 1995 filed on or about February 21, 1995 and to Appendix A to the Joint Proxy Statement/Prospectus
                  filed on or about April 13, 1995, respectively.).
         3.1 Registrant's Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to
                  Registration Statement No 33-50808, filed on August
                  17, 1992.)
         3.2      Registrant's Restated Bylaws.                            F-23
         4.1 Specimen certificate of Registrant's Common Stock. ( Incorporated by reference to Exhibit 4.1 to
                  Registration Statement No. 33-50808, filed on August
                  17, 1992.)
         10.1     Fritz Companies, Inc. Salary Investment and Retiremen
                  Plan, and amendments thereto. (Incorporated by
                  reference to Exhibit 10.8 to Registration Statement No. 33-50808, filed on August 17, 1992.)*
         10.2     1992 Omnibus Equity Incentive Plan, as amended.
                  (Incorporated by reference to Exhibit 10.9 to
                  Registration Statement No. 33-50808, filed on August
                  17, 1992.)*
         10.3     Nonemployee Director Restricted Stock Plan.
                  (Incorporated by reference to Exhibit A to the
                  definitive proxy materials of Registrant, filed on or
                  about April 10, 1993.)*
         10.4     Employment Agreement between Registrant and Dennis
                  Pelino dated June 1, 1995. (Incorporated by reference
                  to Exhibit 10.21 to Form 10-Q for the quarter ended
                  August 31, 1995.)
         10.5 Purchase Agreement between Registrant and Gestion J.L.G., Inc. dated as of April 29, 1994. (Incorporated by  reference  to Exhibit 1.2 to Form 8-K dated May 2,
                  1994 filed on or about May 16, 1994.)
         10.6     Addendum to the purchase agreements between the
                  Registrant and Gestion J.L.G., Inc. dated as of April
                  26, 1994. (Incorporated by reference to Exhibit 10.23
                  to Form 10-Q for the quarter ended September 30, 1994.)
         10.7     Note Purchase Agreement between the Registrant and
                  various other parties dated April 15, 1996 for
                  $75,000,000 of 6.43% notes due April 15, 2003.
                  (Incorporated by reference to Exhibit 10.24 to Form
                  10-K for the year ended May 31, 1996.)
         10.8 Fritz Companies, Inc. Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.26 to the Registration Statement on Form S-8 No. 33-07639 filed on July 3, 1996.)
         10.9     Employment  and   Performance   Based  Retention  Plan
                  between the  Registrant  and Dennis L. Pelino dated as
                  of October 31,  1996.  (Incorporated  by  reference to
                  Exhibit 10.28 to Form 10-Q for the quarter ended November 30, 1996.)**
         10.10 Term Loan Facility agreement dated June 18, 1997 between Standard Chartered Bank and the Registrant
                  totaling  $13.9  million   (denominated  in  Singapore
                  dollars),   maturity   is  five  years  from  date  of
                  agreement, payments are scheduled quarterly beginning thirty-nine months from the date of the agreement, interest rate equivalent to the Singapore Interbank
                  Offer  Rate   (SIBOR)  plus  50  to  70  basis  points
                  depending   on   the   amount    borrowed,    and   is
                  collateralized   by  certain  property  owned  by  the
                  Company.
         10.11    Syndicated multi-currency credit facility agreement
                  dated March 27, 1998  for $100 million maturing on
                  March 27, 2001
         10.12 Extension of syndicated multi-currency credit facility agreement dated March 27,1998 for $100 million changing the maturing date to March 27, 2002, Dated
                  March 30, 1999                                           F-34

         EXHIBIT                                                           PAGE
       10.13    First Amendment Agreement dated March 1, 1998 to the
                Note Purchase Agreement dated April 15, 1996 for $75
                million of 6.43% senior notes due April 15, 2003
       10.14    U.S. Customs Brokerage service agreement between the
                Registrant and Federal Express Corporation dated
                August 25, 1998                                            F-41
       10.15    Employment and Non-Compete Agreement between
                Registrant and Brad Lee Skinner dated December 1,
                1998. *                                                    F-85
       10.16    Employment Offer Letter from the Registrant to Raymond
                L. Smith dated December 7, 1998. *                         F-90
       10.17    Guarantee Agreement between the Registrant and Joseph
                L. Carnes dated December 16, 1998.                         F-96
       10.18    Employment and Non-Compete Agreement between
                Registrant and Jan H. Raymond dated January 1, 1999. *     F-98
       10.19    Employment and Non-Compete Agreement between
                Registrant and Ronald F. Dutt dated April 30, 1999. *      F-104
       10.20    Amendment # 3 to Registrants Salary Investment and
                Retirement Plan dated May 12, 1998                         F-109
       21.1     Subsidiaries of the Registrant                             F-119
       23.1     Consent of KPMG LLP on Form S-8 Registration Statement
                No. 33-57238, 33-78472, 33-93070, 333-15921 and
                333-07639, and on Form S-4 Registration Statement No.
                33-70674                                                   F-124
       27       Financial Data Schedule                                    F-125



         * Indicates, as required by Item 14(a)(3), a management contract of compensatory plan required to be filed as an exhibit to this Form 10-K.

         ** Confidential Treatment has been requested for portions of this Exhibit.