Form 10-Q
period 1999-08-31
FRITZ COMPANIES INC
filed 1999-10-06
CIK 890662

FRITZ COMPANIES, INC.                                        FORM 10-Q








                                       UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-Q

[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                         ACT OF 1934

                    For the quarterly period ended August 31, 1999

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

                    Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code (415) 904-8360


                                Not applicable

Former name, former address and former fiscal year if changed from last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.[X] Yes [ ] No

As of September 30, 1999 there were 36,660,000 shares of common stock outstanding.






--------------------------------------------------------------------------------

                                   TABLE OF CONTENTS


PART I.    FINANCIAL INFORMATION                                           Page

     Item 1. Financial Statements:

             Independent Auditors' Review Report                              3

             Condensed Consolidated  Balance Sheets as of August 31, 1999
             and May 31, 1999                                                 4

             Condensed  Consolidated  Statements  of  Operations  for the
             three months ended August 31, 1999 and 1998                      5

             Condensed  Consolidated  Statements  of Cash  Flows  for the
             three months ended August 31, 1999 and 1998                      6

             Notes to Condensed Consolidated Financial Statements             7


     Item 2. Management's  Discussion  and Analysis of Financial
               Condition and Results of Operations                           10


     Item 3. Quantitative and Qualitative Market Risk Disclosure             15


PART II.   OTHER INFORMATION                                                 17


SIGNATURES                                                                   18


EXHIBIT INDEX                                                                19






-------------------------------------------------------------------------------


                              Independent Auditors' Review Report



Board of Directors and Stockholders
Fritz Companies, Inc.


We have reviewed the accompanying condensed consolidated balance sheet of Fritz Companies, Inc. and subsidiaries (the Company) as of August 31, 1999, and the related condensed consolidated statements of operations and cash flows for the three month periods ended August 31, 1999 and 1998 included in the Company's Form 10-Q. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Fritz Companies, Inc. and subsidiaries as of May 31 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated June 28, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.






                                                         /s/     KPMG LLP


San Francisco, California
September 24, 1999










-------------------------------------------------------------------------------


PART I.    FINANCIAL INFORMATION
           ITEM 1.    FINANCIAL STATEMENTS:

                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (In thousands, except per share amounts)


                                                                                       August 31,          May 31,
                                                                                          1999              1999
                                                                                     ----------------    ------------

                                                                                       (Unaudited)

                                                         ASSETS

    CURRENT ASSETS:
         Cash and equivalents                                                        $        51,032  $       50,599
         Accounts receivable, net of allowance for
           doubtful accounts of $20,558 in August 1999 and $20,466 in May 1999               466,983         396,640
         Deferred income taxes                                                                16,336          16,461
         Prepaids and other current assets                                                    19,941          17,860
                                                                                        -------------    ------------
         Total current assets                                                                554,292         481,560
                                                                                        -------------    ------------

    PROPERTY AND EQUIPMENT - NET                                                             105,076         103,535
                                                                                        -------------    ------------
    OTHER ASSETS:
         Intangibles, net of accumulated amortization of $22,366 in August 1999
           and $21,362 in May 1999                                                           111,625         112,666
           Deferred income taxes                                                              16,658          13,395
         Other assets                                                                         15,565          15,752
                                                                                        -------------    ------------
         Total other assets                                                                  143,848         141,813
                                                                                        -------------    ------------

             TOTAL ASSETS                                                            $       803,216  $      726,908
                                                                                        =============    ============

                                          LIABILITIES AND STOCKHOLDERS' EQUITY
    CURRENT LIABILITIES:
         Current portion of long-term obligations and short-term
           borrowings                                                                $         3,646  $        4,333
         Accounts payable                                                                    273,575         255,706
         Accrued liabilities                                                                  96,355          87,562
         Income tax payable                                                                   16,644          15,348
                                                                                        -------------    ------------
         Total current liabilities                                                           390,220         362,949
                                                                                        -------------    ------------

    LONG-TERM OBLIGATIONS                                                                    129,299          89,606
    OTHER LIABILITIES                                                                         11,540          10,271
                                                                                        -------------    ------------
             TOTAL LIABILITIES                                                               531,059         462,826
                                                                                        -------------    ------------

    COMMITMENTS AND CONTINGENCIES

    STOCKHOLDERS' EQUITY
         Common stock: par value $.01 per share; 60,000 shares
             authorized, 36,650 shares issued and outstanding,
             (36,420 shares issued and outstanding as of May 31,1999)                            368
                                                                                                             364
         Additional paid-in capital                                                        141,426          138,369
           Treasury stock - at cost                                                            (174)           (174)
         Retained earnings                                                                  150,416         144,437
         Accumulated other comprehensive loss                                               (19,879)         (18,914)
                                                                                        -------------    ------------
         Total stockholders' equity                                                         272,157          264,082
                                                                                                         ------------
                                                                                        =============

             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $      803,216   $      726,908
                                                                                        =============    ============

                                 See accompanying independent auditors' review report and
                                   notes to condensed consolidated financial statements.

------------------------------------------------------------------------------

                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (In thousands, except per share amounts)
                                                   (Unaudited)


                                                                                        Three Months Ended
                                                                                            August 31,
                                                                             ------------------------------------------
                                                                                   1999                     1998
                                                                             ------------------       -----------------

REVENUE                                                                   $            391,651     $           342,329
FREIGHT CONSOLIDATION COSTS                                                            241,001                 197,183
                                                                             ------------------       -----------------
NET REVENUE                                                                            150,650                 145,146
                                                                             ------------------       -----------------

OPERATING EXPENSES
     Salaries and related costs                                                         86,434                  84,282
     General and administrative                                                         53,522                  51,033
                                                                             ------------------       -----------------
         Total operating expenses                                                      139,956                 135,315
                                                                             ------------------       -----------------

INCOME FROM OPERATIONS                                                                  10,694                   9,831
OTHER (EXPENSE)                                                                         (1,901)                    (13)
                                                                             ------------------       -----------------
INCOME BEFORE TAX EXPENSE                                                                8,793                   9,818
INCOME TAX EXPENSE                                                                       2,814                   3,142
                                                                             ------------------       -----------------

NET INCOME                                                                $              5,979     $             6,676
                                                                             ==================       =================


Weighted average shares outstanding - Basic                                             36,491                  35,838
                                                                             ==================       =================

Earnings  per share - Basic                                               $                .16     $               .19
                                                                             ==================       =================

Weighted average shares outstanding - Diluted                                           36,736                  36,036
                                                                             ==================       =================

Earnings per share - Diluted                                              $                .16     $               .19
                                                                             ==================       =================




















                                 See accompanying independent auditors' review report and
                                   notes to condensed consolidated financial statements.

-------------------------------------------------------------------------------

                                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (In thousands)
                                                        (Unaudited)

                                                                                        Three Months Ended
                                                                                            August 31,
                                                                             -----------------------------------------
                                                                                   1999                    1998
                                                                             -----------------       -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                           $             5,979     $             6,676
     Adjustments to reconcile net income to net cash
         Provided by (used in) operating activities:
         Depreciation and amortization                                                  7,538                   6,509
         Deferred income taxes                                                        (1,402)                   1,269
         Stock Compensation                                                                --                     602
         Other                                                                            655                    (231)
         Effect of changes in:
           Receivables                                                                (70,343)                 (8,565)
           Prepaid expenses and other current assets                                  (2,081)                   3,806
           Payables and accrued liabilities                                            29,649                  14,937
                                                                             -----------------       -----------------
     Net cash provided by (used in) operating activities                             (30,005)                  25,003
                                                                             -----------------       -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                              (8,150)                 (5,233)
     Acquisitions, net of cash acquired                                                  (205)                   (710)
     Payment of acquisition related debt                                                 (616)                   (962)
     Proceeds from sale of fixed assets                                                   472                      64
     Other                                                                                139                     739
                                                                             -----------------       -----------------
     Net cash (used in) investing activities                                           (8,360)                 (6,102)
                                                                             -----------------       -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net (decrease) in short-term borrowings                                               --                    (100)
     Proceeds from issuance of long-term obligations                                   39,870                     398
     Payment of debt                                                                     (360)                (10,635)
     Proceeds from stock options exercised                                                257                      --
     Employee stock purchases                                                              96                      --
     Other                                                                                 --                     208
                                                                             -----------------       -----------------
     Net cash provided by (used in) financing activities                               39,863                 (10,129)
                                                                             -----------------       -----------------
Foreign currency translation effect on cash                                            (1,065)                    828
                                                                             -----------------       -----------------
INCREASE IN CASH AND EQUIVALENTS                                                          433                   9,600

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                            50,599                  53,935
                                                                             -----------------       -----------------

CASH AND EQUIVALENTS AT END OF PERIOD                                     $            51,032     $            63,535
                                                                             =================       =================

OTHER CASH FLOW INFORMATION:
     Income taxes paid                                                    $             4,744     $               492
                                                                             =================       =================
     Interest paid                                                        $               906     $               388
                                                                             =================       =================








                                 See accompanying independent auditors' review report and
                                   notes to condensed consolidated financial statements

-------------------------------------------------------------------------------


                          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (In thousands, except per share amounts)
                                              (Unaudited)


1.       GENERAL

          The accompanying condensed consolidated financial statements of Fritz Companies, Inc. and subsidiaries (the Company) or the three months ended August 31, 1999 and 1998 are unaudited and, in the opinion of management, contain all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the results of such periods.

          The  significant  accounting  policies  followed  by the  Company are
     described in  Note 1 to the  audited   consolidated  financial  statements
     for the year ended May 31, 1999. In accordance with SEC regulations, certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted for the purposes of the condensed consolidated interim financial statements. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, including the notes thereto, for the year ended May 31, 1999 included in the Company's Form 10-K filed on July 26, 1999. The results of operations for the three months ended
     August 31, 1999 may not necessarily be indicative of the results to be expected for the full year.

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

         The components of total comprehensive income for interim periods are presented in the following table:


                                                               Three Months Ended August 31,
                                                             ----------------------------------
                                                                    1999               1998
                                                                 ------------     -------------
                    Net Income                               $        5,979    $          6,676

                    Other comprehensive loss:
                        Foreign currency translation                   (965)             (1,116)
                        adjustment
                                                                 ------------     -------------

                    Total comprehensive income               $        5,014    $          5,560
                                                                 ============     =============

          During the quarters ended August 31, 1999 and 1998, the Company maintained its policy to reinvest the earnings of the non-United States subsidiaries as a long-term commitment. Accordingly, the "foreign currency translation adjustments" have not been adjusted for United States taxes.


2.       NEW ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is currently evaluating the impact, if any. SFAS No.133, as amended by SFAS No. 137, is effective for all quarters of fiscal years beginning after June 15, 2000.


3.       COMMON STOCK

         The increase in common stock issued and paid in capital was primarily due to shares issued upon exercise of options, restricted stock grants and issuance of shares under the employee stock purchase plan.


4.       INCOME TAXES

         Income tax expense for the three months ended August 31, 1999 consisted of approximately $4.2 million of current tax provision and $1.4 million of deferred tax benefit. The Company's global effective tax rate remains at 32%.


5.       ACQUISITIONS

         The Company recorded approximately $0.2 million and $0.7 million for the three months ended August 31,1999 and 1998, respectively, of additional purchase price relating to achievement of specified net revenue or pre-tax income levels of certain prior acquisitions or to purchase the remaining minority interest of a company. At August 31, 1999, the remaining maximum payments in connection with acquisitions providing a contingent purchase price are approximately $1.6 million. There is no certainty these businesses will achieve the revenue or profit levels to require these contingent payments.


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

    7.     SEGMENT DISCLOSURE AND GEOGRAPHIC AREA INFORMATION

         The Company operates in the international freight forwarding industry, which encompasses customs brokerage, airfreight and ocean freight forwarding, and material management and distribution. No single customer accounted for ten percent or more of consolidated revenue for the periods presented.

         The Company manages its operations in two segments, United States and Foreign. The Company's Chief Operating Officer reviews operating results and creates operating plans based on these two segments. The Company's two key operations executives represent these segments. Bonuses and other incentives are distributed based on the segment results. There has been no change in the basis of measurement of segment profit and loss since
     May 31, 1999.

         Certain information regarding the Company's principal logistics services and operations by geographic areas is summarized below:

                                                                       Three Months Ended August 31,
                                                                   ----- ---------------- ----- --------------
                                                                              1999                  1998
                                                                         ----------------       --------------
        Net Revenue:
             Customs Brokerage                                        $           45,593     $         41,838
             Ocean Freight Forwarding                                             32,272               31,546
             Airfreight Forwarding                                                40,604               40,412
             Material Management & Distribution                                   32,181               31,350
                                                                         ================       ==============
             Total Net Revenue                                        $          150,650     $        145,146
                                                                         ================       ==============

        Net Revenue
             United States                                            $           79,761     $         77,058
                                                                         ----------------       --------------
             Canada                                                               12,183               10,767
             Europe                                                               23,442               23,358
             China                                                                11,662               10,275
             Singapore                                                             2,845                2,498
             Other Asia                                                           11,124                9,592
             Latin America                                                         9,633               11,598
                                                                         ----------------       --------------
                Total Foreign                                                     70,889               68,088
                                                                         ----------------       --------------
             Total Net Revenue                                        $          150,650     $        145,146
                                                                         ================       ==============

        Income From Operations
             United States                                            $            4,166     $          1,290
                                                                         ----------------       --------------
             Canada                                                                  401                  294
             Europe                                                                  724                2,225
             China                                                                 4,303                4,806
             Singapore                                                               464                  598
             Other Asia                                                            1,413                   47
             Latin America                                                         (777)                  571
                                                                         ----------------       --------------
                Total Foreign                                                      6,528                8,541
                                                                         ================       ==============
             Total Income from Operations                             $           10,694     $          9,831
                                                                         ================       ==============



     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Overview

     The following discussion is applicable to the Company's financial condition and results of operations for the three months ended August 31, 1999 and 1998. See Note 1 of Notes to Condensed Consolidated Financial Statements.

     The Company operates its integrated logistics business as two segments comprised of four principal services. The segments are comprised of United States Operations and Foreign Operations. The Company's principal services are customs brokerage, airfreight and ocean freight forwarding and material management and distribution.

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

     Results of Operations

     The following table provides, by business segment, the revenue, and net revenue, in thousands of dollars and percentages attributable to the Company's principal logistics services during the periods indicated:

         UNITED STATES OPERATIONS


                                                        Three Months Ended August 31,
                                               1999                  %      1998                  %
     REVENUE:
       Customs brokerage                        $31,204           23.0        $27,642          20.7
       Ocean freight forwarding                  31,209           23.0         27,044          20.2
       Airfreight forwarding                     49,164           36.2         54,325          40.7
       Material management &
          Distribution                           24,184           17.8        24,569           18.4

         Total revenue                        $ 135,761          100.0      $ 133,580         100.0

     NET REVENUE:
       Customs brokerage                        $31,204           39.1        $27,642          35.9
       Ocean freight forwarding                  13,176           16.5         13,808          17.9
       Airfreight forwarding                     15,893           19.9         16,049          20.8
       Material management &
          Distribution                           19,488           24.5        19,559           25.4

         Total net revenue                      $79,761          100.0        $77,058         100.0


         FOREIGN OPERATIONS

                                                        Three Months Ended August 31,
                                               1999                  %      1998                  %
     REVENUE:
       Customs brokerage                        $14,389            5.6       $14,196            6.8
       Ocean freight forwarding                  97,830           38.2        80,872           38.7
       Airfreight forwarding                    114,845           44.9        89,137           42.7
       Material management &
          Distribution                           28,826           11.3       24,544            11.8

         Total revenue                        $ 255,890          100.0     $ 208,749          100.0

     NET REVENUE:
       Customs brokerage                        $14,389           20.3       $14,196           20.8
       Ocean freight forwarding                  19,096           26.9        17,738           26.1
       Airfreight forwarding                     24,711           34.9        24,363           35.8
       Material management &
          Distribution                           12,693           17.9       11,791            17.3

         Total net revenue                      $70,889          100.0       $68,088          100.0



     Three Months Ended August 31, 1999 Compared with Three Months Ended August 31, 1998

     General:

     Revenue increased 14.4% to $391.7 million. Net revenue increased 3.8% to $150.7 million. Operating expenses increased 3.4%, marginally lower than the net revenue increase. There was an absence of currency gains in this quarter while the same quarter of last year produced $1.5 million of currency gains. Interest expense increased to $2.2 million for the quarter due to increased borrowings.

     United States Operations:

     Revenue and Net Revenue: Revenue increased 1.6% compared to last year while net revenue increased by 3.5%. Operating expenses decreased slightly.

          Customs brokerage revenue and net revenue increased 12.9%. The increase was largely due to growth in the retail and electronics industries from both new and existing customers. The number of United States Customs entries filed by the Company increased approximately 3.8% to 0.6 million. Rescoping major accounts contributed to the improvement of revenue. Focus areas for fiscal year 2000 include rescoping our top 30 clients for maximum utilization of automation and productivity tools, emphasizing customer satisfaction and using customer hubbing to achieve consistency in billing backup and as a means of faster issue resolution.

          Ocean freight forwarding revenue increased 15.4% while net revenue declined 4.6%. Inbound ocean freight demand continued to remain strong in the first quarter. Ocean freight rates have increased due to peak season pricing, causing margin pressures. Conversely, ocean export activity remains down significantly due to softness in Latin America and parts of Europe & Asia. U.S. export orders and volume were down in all three regions. The decline in net revenue was partially due to the continued shift to Non-Vessel Operating Common Carrier (NVOCC) from the traditional freight forwarding shipments. The inclusion of the direct transportation cost in the revenue amount decreases the revenue margin with a much smaller increase in the actual dollar amount of net revenue.

          Airfreight forwarding revenue decreased 9.5%, due to decreased volume to Asia, Europe and Latin America. Many shippers are continuing to shift to ocean transportation in an attempt to reduce costs. However, net revenue decreased only 1.0% partially due to the increased use of charters and lower export carrier rates

          Material management and distribution revenue and net revenue remained flat. An increase in long-haul trucking activity was offset by a decline in short-haul activity.

          Operating Expenses: Operating expenses decreased slightly. Salaries and related costs decreased slightly despite labor costs associated with Year 2000 compliance and the Company's rollout of new global transportation and financial systems. As a percentage of net revenue, salaries and related costs decreased 2.1% to 52.5%. Operating expenses as a percentage of net revenue fell to 94.8% from 98.3% in the prior year. The Company is committed to the reduction of operating expenses through the continuing implementation of its strategic plan by focusing resources, training personnel, and emphasizing customer satisfaction.

     Foreign Operations:

          Revenue and Net Revenue: Revenue increased by 22.6% while net revenue increased only 4.1% reflecting the higher costs associated with the imbalance of trade with the U.S. The effect of translation rate changes during the period resulted in a decrease in net revenue during the quarter of approximately $1.9 million. The resultant growth rate was adversely affected by approximately 2.7%.

          Customs brokerage revenue and net revenue increased 1.4%.
\
          Ocean freight forwarding revenue increased by 21.0 % while net revenue increased by 7.7%. The margin decrease reflected the soft European market and the resultant pressure on margins. The continued shift to NVOCC service had a negative effect on margin. Ocean Export revenue, which consists of documentation fees and commissions, was negatively impacted because lower shipping costs produce lower commissions.

          Airfreight forwarding revenue increased by 28.8% while net revenue increased 1.4%, the decrease in margins principally reflects the soft European markets.

          Material management and distribution revenue increased by 17.4%, while net revenue increased by 7.6%. The lower increase in margin is due to competitive pricing in warehouse activities. The opening of our 400,000 plus square foot warehouse in South China in the quarter intends to position the Company for further growth in revenue and net revenue for these services.

          Operating Expenses: Operating expenses increased 8.1%. Salaries and related costs increased due to higher labor costs associated with Year 2000 compliance and the implementation of the Company's new global transportation and financial systems. Reflecting the labor cost increase, operating expenses as a percentage of net revenue were 90.8% in the quarter and 87.5% in the comparable quarter of the prior year.

     Liquidity and Capital Resources

          The Company's cash and equivalents increased $0.4 million to $51.0 million at August 31, 1999 from $50.6 million at May 31, 1999. Operating activities during the quarter produced a negative cash flow of $30.0 million. Capital expenditures in the amount of $8.2 million were incurred for computer hardware and software, leasehold improvements and warehouse equipment. As a result, debt was increased by $39.0 million.

          The Company paid $0.6 million in cash in connection with earn out provisions for acquisitions made in prior periods

          As of August 31, 1999, the balance outstanding under the $100.0 million syndicated multi-currency credit facility (the Credit Facility) was $55.8 million, consisting of borrowings of $44.3 million and outstanding letters of credit totaling $11.5 million. Therefore, the Company's total available borrowing capacity under the Credit Facility as of August 31, 1999 was approximately $44.2 million.

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

          The key computer systems of the Company are its transportation (ocean freight, airfreight and trucking), customs brokerage, material management, communications, marketing, and financial systems. The Company has established a Y2K program management office to identify and resolve specific Y2K issues and problems. A Y2K inventory, assessment, and plan of action has been completed for all of the Company's global systems. All of the Company's key business systems, with minor exceptions, were Y2K compliant by the end of June 1999. There are several locations including Singapore, Indonesia, and Peru that became compliant by September 30, 1999

          The Company believes its greatest Y2K risk for disruption to its business is the potential noncompliance of third parties. The Company believes these third party risks are an inherent risk to the industry and are not specific to the Company. As a result, the Company has contacted third parties (i.e. vendors, governmental agencies, etc.) around the world with whom the Company has material direct and indirect business relationships. The business partners that have responded to the Company's inquiries indicate that they will be Y2K compliant on a timely basis. The Company successfully completed Year 2000 testing with the U.S. Customs Service. Year 2000 efforts of Customs bureaus in other countries are being monitored and are varying in scope and progress. Despite written assurances, there are no guarantees that the systems of other parties, on which the Company and its competitors rely, will be compliant. These potential interruptions may have a material adverse effect on the Company's operations.


          Total costs to replace or modify the Company's business systems for Y2K are currently estimated to be $6.1 million. However, there can be no assurance that the costs to replace or modify the Company's business systems will not exceed this estimate. As of August 31, 1999, approximately $6.0 million had been spent on Y2K efforts. The cost estimates include, but are not limited to, the cost of internal staff and outside consultants who are working on modifying, upgrading and testing systems; the Y2K project management office; new or upgraded software; and various Y2K tools. These costs are being expensed as incurred. The funding of all past and future Y2K expenses has been, or will be paid through internally generated cash flows from operations or borrowed funds. The costs associated with the replacement of the selected international stations' operating and financial systems are not included in the above estimates. The cost of the replacement systems is being capitalized and amortized in accordance with the Company's normal accounting policies as Y2K compliance is an incidental benefit expected from these systems. The primary reasons for installing these replacement systems include productivity gains, improved customer service, improved operating procedures, and controls

          The Company's business may be materially affected if its systems or the systems of critical third parties are not Y2K compliant by January 1, 2000. The possible consequences of noncompliance include, among other things, the inability to provide services to certain areas of the world, delays in product delivery, invoicing errors, and possible collection difficulties. The Company may be required to shift portions of its daily operations to manual processes and thus face time delays in its operations as well as increased processing costs. In addition, the Company may not be able to provide customers with timely and pertinent information regarding their orders or shipments. This may negatively affect customer relations and potentially lead to the loss of customers. The Company is unable to estimate the potential financial impact of these scenarios. However, the Company believes that its Y2K readiness program, including its contingency plans, should help to reduce material adverse effects that such disruptions may create.

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

     Risk Factors

          The Company's worldwide operations are transacted in many currencies other than the U.S. dollar. Accordingly, the Company is exposed to inherent risks of international currency markets and governmental regulations. The Company manages these currency exposures through a variety of means such as hedging, conversion of other national currencies into U.S. dollars, accelerating and decelerating international payments among the Company's offices and agents. The Company's translation adjustment and foreign exchange gains for the first quarter of fiscal 1999 increased due to the strengthening of the U.S. dollar relative to certain currencies of Asia, Europe and Latin America. The charge to equity in the currency translation adjustment during the first quarter of fiscal 2000 was $1.0 million while net foreign currency transaction gains realized during the first quarter of fiscal were negligible. Devaluation of foreign currencies could adversely impact the financial results of the operations in future periods.

          The Company's ability to provide service to its customers is highly dependent on good working relationships with a variety of entities such as airlines, steamship carriers and governmental agencies. Changes in space allotments available from carriers, governmental deregulation efforts, regulations governing the Company's products and/or the international trade and tariff environment could affect the Company's environment could affect the Company's business in unpredictable ways.

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

         Additional risks and uncertainties include:

                    (i) The Company's ability to continue its improvement in operating results,
                    (ii) Dependence  of the Company on  international  trade and worldwide economic conditions,
                    (iii)Dependence of the Company on the continued  services of key executives and managers,
                    (iv) Risks   associated   with  the  Company's   acquisition
                         strategy, including: (a) Diversion of management's attention to the assimilation of the operations and personnel of acquired companies, (b) Potential adverse short-term effects of acquisitions on the Company's operating results, and (c) Possible concerns with integration of financial reporting systems and acquired assets.
                    (v) The possible inability of the Company's information systems to keep pace with the increasing complexity and growth of the Company's business,
                    (vi) The  increasing  level of  investment  required  by the transition of the Company from prior predominance of customs brokerage revenue to its increasing emphasis on integrated logistics and providing a full range of international transportation and supply chain management services,
                    (vii)Other risks  disclosed  elsewhere  in this Form 10-Q or in the Company's other filings with the Securities and Exchange Commission.



     ITEM  3.QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURE

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

          The Company manages its currency risks through a variety of means, such as employing financial derivatives, converting local cash to U.S. dollars, and accelerating and decelerating payments among the Company's offices and agents. Financial derivatives typically take the form of forward foreign exchange contracts, though options are occasionally purchased to hedge certain transactions. As of August 31, 1999, the Company had forward contracts outstanding of $1.5 million equivalent value and had no option contracts. A 10% change in value of the U.S. dollar relative to the underlyinorward contracts would have an immaterial effect on the Company's earnings.

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

                                            (dollar amounts in millions)

                                                                                              Gain/(Loss) if
                                                                                            Functional Currency
            Non-Functional             Cash &        A/P &             Net           Appreciates         Depreciates
               Currency                  A/R         Dept            Exposure            10%                 10%

        U.S. Dollar                      87.9        (34.3)            53.6             (5.4)               5.4
        All Other Currencies             10.8        (27.8)           (17.0)             1.8               (1.8)



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

          At August 31, 1999 the Company had $51.0 million of cash and cash equivalents, subject to variable, short-term interest rates. On the same date, the Company had debt obligations of $132.9 million, of which $48.4 million was subject to variable, short-term interest rate risk. In addition, the Company had $13.7 million of off-balance sheet transactions which were subject to variable interest rate risk. The net exposure of the Company to variable, short-term interest rate risk is therefore $11.1 million. A hypothetical increase or decrease in variable, short-term interest rates of 1% would have an immaterial effect on the Company's earnings.





Recent Accounting Pronouncements

See Note 2 of the Notes to Condensed Consolidated Financial Statements.


PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

              15 Letter regarding unaudited interim financial information (Edgar Filing Only).

              27      Financial Data Schedule (Edgar Filing Only).

(b) The company filed the following reports on Form 8-K during the quarter ended August 31, 1999 and through the date hereof:

              None.




                                 S I G N A T U R E S


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              FRITZ COMPANIES, INC.
                                              Registrant


                                               Dated:  September 30, 1999



                                               /s/  Lynn C. Fritz
                                                    Lynn C. Fritz
                                                    Chairman and Chief Executive
                                                       Officer



                                               /s/  Raymond L. Smith
                                                    Raymond L. Smith
                                                    Chief Operating Officer



                                               /s/  Dennis L.Pelino
                                                    Dennis L. Pelino
                                                    President



                                               /s/  Ronald Dutt
                                                    Ronald Dutt
                                                    Executive Vice President and
                                                       Chief Financial Officer



                                               /s/  Janice Washburn
                                                    Janice Washburn
                                                    Principal Accounting Officer



                                                       EXHIBIT INDEX

Exhibit                                                                    Page


15       Letter regarding unaudited interim financial information            20

27       Financial Data Schedule                                             21