Form 10-Q
period 1999-11-30
FRITZ COMPANIES INC
filed 2000-01-13
CIK 890662

FRITZ COMPANIES, INC.                                                 FORM 10-Q
4







                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


 [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.[X] Yes [ ] No

As of January 10, 2000 there were __36,648,500__shares of common stock outstanding.

                                                  TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION                                              Page

     Item 1. Financial Statements:

             Condensed Consolidated Balance Sheets as of November 30,
             1999 and May 31, 1999                                            3

             Condensed Consolidated Statements of Operations for the three
             and six months ended November 30, 1999 and 1998                  4

             Condensed Consolidated Statements of Cash Flows for the six
             months ended November 30, 1999 and 1998                          5

             Notes to Condensed Consolidated Financial Statements             6


     Item 2.Management's Discussion and Analysis of Financial
            Condition and Results of Operations                               9


     Item 3.Quantitative and Qualitative Market Risk Disclosure              16


PART II. OTHER INFORMATION                                                   18


SIGNATURES                                                                   19


EXHIBIT INDEX                                                                20




PART I.    FINANCIAL INFORMATION

           ITEM 1.    FINANCIAL STATEMENTS:

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)


                                                                                      November 30,         May 31,
                                                                                          1999              1999
                                                                                     ----------------    ------------

                                                                                        (Unaudited)

                                                        ASSETS


  CURRENT ASSETS:
         Cash and equivalents                                                        $        59,980  $       50,599
         Accounts receivable, net of allowance for doubtful
           Accounts of $21,477 in November 1999 and $20,466 in May 1999                      492,780         396,640
         Deferred income taxes                                                                16,754          16,461
         Prepaids and other current assets                                                    18,399          17,860
                                                                                        -------------    ------------
         Total current assets                                                                587,913         481,560
                                                                                        -------------    ------------

    PROPERTY AND EQUIPMENT - NET                                                             104,328         103,535
                                                                                        -------------    ------------
    OTHER ASSETS:
         Intangibles, net of accumulated amortization of $23,361 in November
               1999 and $21,362 in May 1999                                                  110,307         112,666
           Deferred income taxes                                                              14,872          13,395
         Other assets                                                                         13,688          15,752
                                                                                        -------------    ------------
         Total other assets                                                                  138,867         141,813
                                                                                        -------------    ------------

             TOTAL ASSETS                                                            $       831,108  $      726,908
                                                                                        =============    ============

                                          LIABILITIES AND STOCKHOLDERS' EQUITY
    CURRENT LIABILITIES:
         Current portion of long-term obligations and short-term
                 borrowings                                                          $         3,036  $        4,333
         Accounts payable                                                                    270,765         255,706
         Accrued liabilities                                                                 111,700          87,562
         Income tax payable                                                                   16,438          15,348
                                                                                        -------------    ------------
         Total current liabilities                                                           401,939         362,949
                                                                                        -------------    ------------

    LONG-TERM OBLIGATIONS                                                                    139,822          89,606
    OTHER LIABILITIES                                                                          9,790          10,271
                                                                                        -------------    ------------
             TOTAL LIABILITIES                                                               551,551         462,826
                                                                                        -------------    ------------

    COMMITMENTS AND CONTINGENCIES

    STOCKHOLDERS' EQUITY
         Common stock: par value $.01 per share; 60,000 shares
             Authorized, 36,650 shares issued and outstanding,
             (36,420 shares issued and outstanding as of May 31,1999)                            368
                                                                                                             364
         Additional paid-in capital                                                        141,513          138,369
           Treasury stock - at cost                                                            (174)           (174)
         Retained earnings                                                                  159,540         144,437
         Accumulated other comprehensive loss                                               (21,690)         (18,914)
                                                                                        -------------    ------------
         Total stockholders' equity                                                         279,557          264,082
                                                                                        ------------     ------------

             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $      831,108   $      726,908
                                                                                        =============    ============





                              FRITZ COMPANIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                           Three Months Ended November 30,        Six Months Ended November 30
                                                                     1999            1998              1999              1998
REVENUE                                                  $        426,503  $      381,946   $       818,154  $        724,275
FREIGHT CONSOLIDATION COSTS                                       265,779         228,230           506,780           425,413
                                                            --------------    ------------     -------------    --------------

NET REVENUE                                                       160,724         153,716           311,374           298,862
                                                            --------------    ------------     -------------    --------------

OPERATING EXPENSES
    Salaries and related costs                                     91,538          85,636           177,972           169,918
    General and administrative                                     53,801          53,077           107,323           104,110
                                                            --------------    ------------     -------------    --------------
      Total operating expenses                                    145,339         138,713           285,295           274,028
                                                            --------------    ------------     -------------    --------------

INCOME  FROM OPERATIONS                                            15,385          15,003            26,079            24,834
OTHER EXPENSE                                                      (1,968)         (2,427)           (3,869)          (2,440)
                                                            --------------    ------------     --------------   --------------
INCOME BEFORE TAX EXPENSE                                          13,417          12,576            22,210            22,394
INCOME TAX EXPENSE                                                  4,293           4,024             7,107             7,166
                                                            --------------    ------------     -------------    --------------

NET INCOME                                               $          9,124  $        8,552   $        15,103  $         15,228
                                                            ==============    ============     =============    ==============


Weighted average shares outstanding - Basic                        36,627          36,262            36,559            36,078
                                                            ==============    ============     =============    ==============

Earnings per share - Basic                               $            .25  $          .24   $           .41  $            .42
                                                            ==============    ============     =============    ==============

Weighted average shares outstanding - Diluted                      36,814          36,277            36,771            36,170
                                                            ==============    ============     =============    ==============

Earnings per share - Diluted                             $            .25  $          .24   $           .41  $            .42
                                                            ==============    ============     =============    ==============























                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                         Six Months Ended
                                                                                           November 30,
                                                                             -----------------------------------------
                                                                                   1999                    1998

                                                                             -----------------       -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                           $            15,103     $            15,228
     Adjustments to reconcile net income to net cash
         Provided by (used in) operating activities:
         Depreciation and amortization                                                 14,789                  12,884
         Deferred income taxes                                                         (1,770)                    533
         Stock compensation                                                                --                     917
         Other                                                                            548                   (378)
         Effect of changes in:
           Receivables                                                                (96,140)                (29,291)
           Prepaid expenses and other assets                                            1,455                  4,580
           Payables and accrued liabilities                                            41,880                  13,054
                                                                             -----------------       -----------------
     Net cash provided by (used in) operating activities                              (24,135)                 17,527
                                                                             -----------------       -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                             (13,886)                (15,231)
     Acquisitions, net of cash acquired                                                  (242)                   (710)
     Payment of acquisition related debt                                                 (616)                 (1,463)
       Investment in foreign affiliates                                                   284                      --
     Proceeds from sale of fixed assets                                                   937                     614
     Purchase of treasury stock                                                            --                    (174)
     Other                                                                               (839)                    337
                                                                             -----------------       -----------------
     Net cash used in investing activities                                            (14,362)                (16,627)
                                                                             -----------------       -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of long-term obligations                                   50,564                   2,543
     Payment of debt                                                                   (1,076)                 (1,825)
       Proceeds from stock options exercised                                              333                     635
       Employee stock purchases                                                           193                     207
     Other                                                                                 --                      27
                                                                             -----------------       -----------------
     Net cash provided by  financing activities                                        50,014                   1,587
                                                                             -----------------       -----------------
Foreign currency translation effect on cash                                            (2,136)                 (1,025)
                                                                             -----------------       -----------------
INCREASE IN CASH AND EQUIVALENTS                                                        9,381                   1,462

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                            50,599                  53,935
                                                                             -----------------       -----------------

CASH AND EQUIVALENTS AT END OF PERIOD                                     $            59,980     $            55,397
                                                                             =================       =================

OTHER CASH FLOW INFORMATION:
     Income taxes paid                                                    $            10,019     $             6,091
                                                                             =================       =================
     Interest paid                                                        $             4,519     $             3,495
                                                                             =================       =================








              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)
                                   (Unaudited)
1.       GENERAL

          The accompanying condensed consolidated financial statements of Fritz Companies, Inc. and subsidiaries (the Company) for the three and six months ended November 30, 1999 and 1998 are unaudited and, in the opinion of management, contain all adjustments, consisting only of normal and recurring adjustments, (except as noted below with respect to the certain financial information from United Kingdom) necessary for a fair presentation of the results of such periods.

          The significant accounting policies followed by the Company are described in Note 1 to the audited consolidated financial statements for the year ended May 31, 1999. In accordance with SEC regulations, certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted for the purposes of the condensed consolidated interim financial statements. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, including the notes thereto, for the year ended May 31, 1999 included in the Company's Form 10-K filed on July 26, 1999. The results of operations for the six months ended November 30, 1999 may not necessarily be indicative of the results to be expected for the full year.

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

         The components of total comprehensive income for interim periods are presented in the following table:


                                                                Three Months Ended             Six Months Ended
                                                                  November 30,                  November 30,
                                                               1999          1998              1999           1998
                                                             ----------    ----------         --------      ---------

    Net Income                                          $        9,124   $    8,552      $    15,103   $    15,228

     Other comprehensive income (loss):
         Foreign currency translation adjustment                 (1,811)          781           (2,776)          (335)
                                                             ----------    ----------         --------      ---------

     Total comprehensive income                          $        7,313 $      9,333       $    12,327   $     14,893
                                                             ==========    ==========         ========      =========


          During the three and six month periods ended November 30, 1999 and 1998, the Company maintained its policy to reinvest the earnings of the non-United States subsidiaries as a long-term commitment. Accordingly, the "foreign currency translation adjustments" have not been adjusted for United States taxes.

          During fiscal year 2000 the company's subsidiary in the UK completed a conversion of its general ledger and revenue and cost accounting system to its new global business system. A number of cost accrual errors were generated as a result of system interface issues, affecting transportation costs. Management of the UK subsidiary undertook various corrective actions, and the systems are now believed to be operating properly. However, management has not completed its analysis of the effects of the original errors on the second quarter results. Management has made an adjustment based on all the facts currently known reflecting its best estimate of the effects of these items. The ultimate disposition may require future adjustment of the financial statements, but management believes that such adjustments would not exceed $.02 per share for the quarter ended November 30, 1999.

2.       NEW ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is currently evaluating the impact, if any. SFAS No. 133, as amended by SFAS No. 137, is effective for all quarters of fiscal years beginning after June 15, 2000.

3.       COMMON STOCK

         The increase in common stock issued and paid in capital was primarily due to shares issued upon exercise of options, restricted stock grants and issuance of shares under the employee stock purchase plan.

4.       INCOME TAXES

         Income tax expense for the six months ended November 30, 1999 consisted of approximately $8.9 million of current tax provision and $1.8 million of deferred tax benefit. The Company's global effective tax rate remains at 32%.

5.       ACQUISITIONS

         The Company recorded approximately $0.2 million and $0.7 million for the six months ended November 30, 1999 and 1998, respectively, of additional purchase price relating to achievement of specified net revenue or pre-tax income levels of certain prior acquisitions or to purchase the remaining minority interest of a company. At November 30, 1999, the remaining maximum payments in connection with acquisitions providing a contingent purchase price are approximately $1.6 million. There is no certainty these businesses will achieve the revenue or profit levels to require these contingent payments.

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

         The three class action suits filed against the Company in federal court were consolidated into one suit which was dismissed with prejudice, finding that plaintiffs had not alleged any statement that was false and misleading in violation of the federal securities laws. Plaintiffs filed an appeal with the Ninth Circuit Court of Appeals. On November 2, 1999, the Ninth Circuit Court of Appeals vacated the district court dismissal and remanded the case to the trial court for reconsideration in light of the Ninth Circuit U.S. Court of Appeals ruling in The Silicon Graphics Case.

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

         Certain   information   regarding  the  Company's  principal  logistics
    services and operations by geographic areas is summarized below:


                                          Three Months Ended November 30,            Six Months Ended November 30,
                                             1999        %        1998       %        1999        %        1998        %
    NET REVENUE:
        Customs brokerage                 $49,309     30.7     $40,778    26.5     $94,902     30.5     $82,616     27.6
        Ocean freight forwarding           31,561     19.6      35,039    22.8      63,833     20.5      66,585     22.3
        Airfreight forwarding              45,527     28.3      45,804    29.8      86,131     27.7      86,216     28.9
        Material Management
        &Distribution                      34,327     21.4      32,095    20.9      66,508     21.3      63,445     21.2
                                           ------     ----      ------    ----      ------     ----      ------     ----
          Total revenue                  $160,724    100.0    $153,716   100.0    $311,374    100.0    $298,862    100.0
                                         ========    =====    ========   =====    ========    =====    ========    =====

     Net Revenue
     United States                        $84,187     52.4     $78,164    50.8    $163,948     52.7    $155,222     51.9
                                          -------     ----     -------    ----    --------     ----    --------     ----
       Canada                              13,528      8.4      11,343     7.4      25,711      8.2      22,110      7.4
       Europe                              26,384     16.4      28,461    18.5      49,826     16.0      51,819     17.3
       China                               11,188      7.0      10,483     6.8      22,850      7.3      20,758      7.0
       Singapore                            2,792      1.7       2,946     2.0       5,637      1.8       5,444      1.8
       Other Asia                          12,772      8.0      10,595     6.9      23,896      7.7      20,187      6.8
       Latin America                        9,873      6.1      11,724     7.6      19,506      6.3      23,322      7.8
                                            -----      ---      ------     ---      ------      ---      ------      ---
          Total Foreign                    76,537     47.6      75,552    49.2     147,426     47.3     143,640     48.1
                                           ------     ----      ------    ----     -------     ----     -------     ----
       Total net revenue                 $160,724    100.0    $153,716   100.0    $311,374    100.0    $298,862    100.0
                                         ========    =====    ========   =====    ========    =====    ========    =====

     Segment Profit or Loss
        Income From Operations
          United States                     5,588     36.3       5,514    36.8     $9,754      37.4    $6,804       27.4
                                            -----     ----       -----    ----     -------     ----    --------     ----
          Canada                              939      6.1         318     2.0       1,340      5.1         611      2.5
          Europe                            2,613     17.0       4,029    26.9       3,337     12.8       6,254     25.2
          China                             3,589     23.3       1,695    11.3       7,892     30.3       6,501     26.1
          Singapore                           789      5.2         608     4.1       1,253      4.8       1,206      4.9
          Other Asia                        2,357     15.3       2,419    16.1       3,770     14.5       2,466      9.9
          Latin America                     (490)    (3.2)         420     2.8     (1,267)    (4.9)         992      4.0
                                      ------------ -------- ----------- ------- ----------- -------- ----------- --------
             Total Foreign                  9,797     63.7       9,489    63.2      16,325     62.6      18,030     72.6
                                      ------------ -------- ----------- ------- ----------- -------- ----------- --------
          Total Income
       from                                15,385    100.0      15,003   100.0      26,079    100.0      24,834    100.0
       Operations
                                      ------------ -------- ----------- ------- ----------- -------- ----------- --------
     Other Income / (Expense)             (1,968)              (2,427)             (3,869)              (2,440)
                                      ------------ -------- ----------- ------- ----------- -------- ----------- --------
     Total Income Before Taxes           $ 13,417             $ 12,576            $ 22,210             $ 22,394


 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Overview

         The following discussion is applicable to the Company's financial condition and results of operations for the three months and six months ended November 30, 1999 and 1998. See Note 1 of Notes to Condensed Consolidated Financial Statements.

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

     General:

         For the three months ended November 30, 1999 compared with the three months ended November 30, 1998, revenue increased 11.7% to $426.5 million and net revenue increased 4.6% to $160.7 million. Operating expenses increased 4.8%, slightly higher than the net revenue increase. There were minor currency losses in the second quarter of fiscal years 2000 and 1999. Interest expense increased by $ 0.3 million to $2.5 million for the quarter.

         For the six months ended November 30, 1999 compared with the six months ended November 30, 1998, revenue increased 13.0% to $818.2 million and net revenue increased 4.2% to $311.4 million. Operating expenses increased
     4.1%, slightly lower than the net revenue increase. There were minimal currency gains in the six months of fiscal year 2000 while the same period last year produced $1.4 million of currency gains. Interest expense increased to $4.8 million from $3.8 million for the six months due to increased borrowings supporting higher receivables levels.

         The January 1, 2000 opening of a new US Customs Brokerage Processing Center in Dallas, Texas is projected to have an earnings per share cost of between 14 and 16 cents during the second half of the current fiscal year. As a result of these investments the company is expected to experience favorable impact on future earnings beginning fiscal year 2001.

         The company periodically reviews the realizability of its deferred tax assets based on number of factors, including projected taxable income. As a result of the costs described in the preceding paragraph the risk profile of the recorded deferred tax assets has increased slightly; however, management still believes that it is more likely than not that these deferred tax assets will be realized.

         During fiscal year 2000 the company's subsidiary in the UK completed a conversion of its general ledger and revenue and cost accounting system to its new global business system. A number of cost accrual errors were generated as a result of system interface issues, affecting transportation costs. Management of the UK subsidiary undertook various corrective actions, and the systems are now believed to be operating properly. However, management has not completed its analysis of the effects of the original errors on the second quarter results. Management has made an adjustment based on all the facts currently known reflecting its best estimate of the effects of these items. The ultimate disposition may require future adjustment of the financial statements, but management believes that such adjustments would not exceed $.02 per share for the quarter ended November 30, 1999.

     Results of Operations

         The following table provides, by business segment, the revenue, and net revenue, in thousands of dollars and percentages attributable to the Company's principal logistics services during the periods indicated:


         UNITED STATES OPERATIONS

                                                       Three Months Ended November 30,
                                               1999                  %      1998                  %
                                               ----                  -      ----                  -
REVENUE:
       Customs brokerage                       $ 32,913           18.0       $ 26,888          17.0
       Ocean freight forwarding                  71,747           39.4         57,869          36.6
       Airfreight forwarding                     52,395           28.7         48,788          30.8
       Material management &
          Distribution                           25,433           13.9         24,984          15.6
                                                 ------           ----         ------          ----

         Total revenue                          182,488          100.0        158,529         100.0
                                                =======          =====        =======         =====

     NET REVENUE:
       Customs brokerage                       $ 32,913           39.1       $ 26,888          34.4
       Ocean freight forwarding                  12,718           15.1         15,237          19.5
       Airfreight forwarding                     17,386           20.7         16,814          21.5
       Material management &
          Distribution                           21,170           25.1         19,225          24.6
                                                 ------           ----         ------          ----

         Total net revenue                     $ 84,187          100.0       $ 78,164         100.0
                                               ========          =====       ========         =====


     FOREIGN OPERATIONS

                                                       Three Months Ended November 30,
                                               1999                  %      1998                  %
                                               ----                  -      ----                  -
     REVENUE:
       Customs brokerage                       $ 16,395            6.7      $ 13,890            6.2
       Ocean freight forwarding                  46,703           19.2        54,938           24.6
       Airfreight forwarding                    150,418           61.6       123,525           55.3
       Material management &
          Distribution                           30,499           12.5        31,064           13.9
                                                 ------           ----        ------           ----

         Total revenue                          244,015          100.0       223,417          100.0
                                                =======          =====       =======          =====

     NET REVENUE:
       Customs brokerage                       $ 16,395           21.4      $ 13,890           18.4
       Ocean freight forwarding                  18,844           24.6        19,802           26.2
       Airfreight forwarding                     28,140           36.8        28,990           38.4
       Material management &
          Distribution                           13,158           17.2        12,870           17.0
                                                 ------           ----        ------           ----

         Total net revenue                     $ 76,537          100.0      $ 75,552          100.0
                                               ========          =====      ========          =====

Three Months Ended November 30, 1999 Compared with Three Months
Ended November 30, 1998

     United States Operations:

     Revenue and Net Revenue: Revenue increased 15.1% compared to last year while net revenue increased by 7.7%. Operating expenses increased 8.2% compared to last year at slightly higher than the net revenue increase.

     Customs brokerage revenue and net revenue increased 22.4%. The increase was largely due to growth from several of our largest and existing customers. Strong file count growth and stable pricing in the US also led the increase. The number of United States Customs entries filed by the Company increased approximately 21.1%. Rescoping major accounts contributed to the improvement of revenue. Focus areas for fiscal year 2000 include rescoping our top 30 clients for maximum utilization of automation and productivity tools, emphasizing customer satisfaction and using customer hubbing to achieve consistency in billing backup and to accelerate issue resolution.

     Ocean freight forwarding revenue increased 24.0 % while net revenue declined 16.5%. Inbound ocean freight demand continued to remain strong in the second quarter. Ocean freight rates have increased due to peak season pricing, causing margin pressures. Conversely, ocean export activity remains down significantly due to softness in Latin America and parts of Europe & Asia. U.S. export orders and volume were down in all three regions. The decline in net revenue was partially due to the continued shift to Non-Vessel Operating Common Carrier (NVOCC) from the traditional freight forwarding shipments. The inclusion of the direct transportation cost in the revenue amount decreases the revenue margin with a much smaller increase in the actual dollar amount of net revenue.

     Airfreight forwarding revenue increased 7.4%, due to increased volume to Asia, Europe and Latin America. Many shippers are continuing to shift to ocean transportation in an attempt to reduce costs. However, net revenue increased by 3.4% partially due to the increased use of charters and lower export carrier rates.

     Material management and distribution revenue increased by 1.8%. Net revenue increased by 10.1%. Results reflect continued strong inbound traffic to the US and warehousing at higher utilization rates.

     Operating Expenses: Operating expenses increased by 8.2%. Salaries and related costs increased due to higher labor costs associated with Year 2000 compliance and the Company's rollout of new global transportation and financial systems. As a percentage of net revenue, salaries and related costs decreased 1.0 % to 71.4%. Operating expenses as a percentage of net revenue increased to 93.4% from 92.9% in the prior year. The Company is committed to the reduction of operating expenses through the continuing implementation of its strategic plan by focusing resources, training personnel, and emphasizing customer satisfaction.


     Foreign Operations:

     Revenue and Net Revenue: Revenue increased by 9.2% while net revenue decreased 1.3% due to stronger volume from Asian operation that is lower margin than the other regions, and a soft European market. The effect of translation rate changes during the period resulted in a decrease in net revenue during the quarter of approximately $2.4 million. The resultant growth rate was adversely affected by approximately 1.5%.

     Customs brokerage revenue and net revenue increased 18.0%. Results reflect significant improvement in Asia, Latin America and Europe including Australia, Venezuela, Northern Brazil, South Africa and the United Kingdom.

     Ocean freight forwarding revenue decreased by 15.0% while net revenue decreased by 4.8%. The margin decrease reflected the soft European market and the resultant pressure on margins. The continued shift to NVOCC service had a negative effect on margin. Ocean export revenue, which consists of documentation fees and commissions, was negatively impacted because lower shipping costs produce lower commissions.

     Airfreight   forwarding  revenue  increased  by  21.8%  while  net  revenue decreased by 2.9%, reflecting soft European markets and stronger Asian volume that is lower margin than the other regions.

     Material management and distribution revenue decreased 1.8%, while net revenue increased by 2.2%. Revenue growth was impacted by competitive pricing in warehouse and trucking activities primarily in Europe.

     Operating Expenses: Operating expenses increased 1.0%. Salaries and related costs increased due to higher labor costs associated with the implementation of the Company's new global transportation and financial systems. Labor expense growth this quarter was adversely impacted by a nonrecurring severance payments of $1.4 million. Reflecting the labor cost increase, operating expenses as a percentage of net revenue were 87.2% in the second quarter and 87.4% in the comparable quarter of the prior year.


     UNITED STATES OPERATIONS

                                                        Six Months Ended November 30,
                                               1999                  %      1998                  %
                                               ----                  -      ----                  -
REVENUE:
       Customs brokerage                       $ 64,118           23.9       $ 54,530          21.5
       Ocean freight forwarding                  52,838           19.7         46,154          18.2
       Airfreight forwarding                    101,559           37.9        103,113          40.7
       Material management &
          Distribution                           49,617           18.5         49,553          19.6
                                                 ------           ----         ------          ----

         Total revenue                         268,132           100.0       253,350          100.0
                                               ========          =====       ========         =====

     NET REVENUE:
       Customs brokerage                       $ 64,118           39.1       $ 54,530          35.1
       Ocean freight forwarding                  25,892           15.8         29,045          18.7
       Airfreight forwarding                     33,280           20.3         32,863          21.2
       Material management &
          Distribution                           40,658           24.8         38,784          25.0
                                                 ------           ----         ------          ----

         Total net revenue                    $ 163,948          100.0      $ 155,222         100.0
                                              =========          =====      =========         =====




         FOREIGN OPERATIONS

                                                        Six Months Ended November 30,
                                               1999                  %      1998                  %
                                               ----                  -      ----                  -
    REVENUE:
       Customs brokerage                       $ 30,784            5.6      $ 28,086            6.0
       Ocean freight forwarding                 194,651           35.4       174,569           37.0
       Airfreight forwarding                    265,263           48.2       212,662           45.2
       Material management &
          Distribution                           59,325           10.8        55,608           11.8
                                                 ------           ----        ------           ----

         Total revenue                         550,023           100.0      470,925           100.0
                                               ========          =====      ========          =====

     NET REVENUE:
       Customs brokerage                       $ 30,784           20.9      $ 28,086           19.6
       Ocean freight forwarding                  37,941           25.8        37,540           26.1
       Airfreight forwarding                     52,851           35.8        53,353           37.1
       Material management &
          Distribution                           25,850           17.5        24,661           17.2
                                                 ------           ----        ------           ----

         Total net revenue                    $ 147,426          100.0     $ 143,640          100.0
                                              =========          =====     =========          =====


     Six Months Ended November 30, 1999 Compared with Six Months
     Ended November 30, 1998

     United States Operations:

     Revenue and Net Revenue: Revenue increased 5.8% compared to last year while net revenue increased by 5.6%. Operating expenses increased by 4.0%.

     Customs brokerage revenue and net revenue increased 17.6%. The increase was largely due to growth from several of the largest and existing customers. The number of United States Customs entries filed by the Company increased approximately 14.7% to 1.6 million. Rescoping major accounts contributed to the improvement of revenue. Focus areas for fiscal year 2000 include rescoping our top 30 clients for maximum utilization of automation and productivity tools, emphasizing customer satisfaction and using customer hubbing to achieve consistency in billing backup and as a means of faster issue resolution.

     Ocean freight forwarding revenue increased 14.5% while net revenue declined
     10.9 %. Inbound ocean freight demand continued to remain strong in the second quarter. Ocean freight rates have increased due to peak season pricing, causing margin pressures. Conversely, ocean export activity remains down significantly due to softness in Latin America and parts of Europe and Asia. U.S. export orders and volume were down in all three regions. The decline in net revenue was partially due to the continued shift to Non-Vessel Operating Common Carrier (NVOCC) from the traditional freight forwarding shipments. The inclusion of the direct transportation cost in the revenue amount decreases the revenue margin with a much smaller increase in the actual dollar amount of net revenue.

     Airfreight forwarding revenue decreased 1.5%, due to decreased volume to Asia, Europe and Latin America. Many shippers are continuing to shift to ocean transportation in an attempt to reduce costs. However, net revenue increased by 1.3% partially due to the increased use of charters and lower export carrier rates.

     Material management and distribution revenue remained flat while net revenue increased by 4.8%. Results reflect continued strong inbound traffic to the US and warehousing at higher utilization rates.

     Operating Expenses: Operating expenses increased by 4.0%. Salaries and related costs in relation to net revenue decreased slightly despite labor costs associated with the Company's rollout of new global transportation and financial systems. As a percentage of net revenue, salaries and related costs decreased 0.3% to 62.2%. Operating expenses as a percentage of net revenue fell to 94.1% from 95.5% in the prior year. The Company is committed to the reduction of operating expenses through the continuing implementation of its strategic plan by focusing resources, training personnel, and emphasizing customer satisfaction.


     Foreign Operations:

     Revenue and Net Revenue: Revenue increased by 16.8% while net revenue increased by 2.6% reflecting the higher costs associated with the imbalance of trade with the U.S. The effect of translation rate changes during the period resulted in a decrease in net revenue during the six months period of approximately $1.9 million. The resultant growth rate was adversely affected by approximately 2.7%.

     Customs brokerage revenue and net revenue increased 9.6%. Results reflect significant improvement in Asia and Latin America including Australia, Venezuela, Northern Brazil, South Africa and the United Kingdom.

     Ocean freight forwarding revenue increased by 11.5 % while net revenue increased by 1.1%. The margin decrease reflected the soft European market and the resultant pressure on margins. The continued shift to NVOCC service had a negative effect on margin. Ocean Export revenue, which consists of documentation fees and commissions, was negatively impacted because lower shipping costs produce lower commissions.

     Airfreight forwarding revenue increased by 24.7% while net revenue decreased 0.9%. The increase in revenue is due to increased shipments and total chargeable weight of cargo shipped primarily in Asia. However, the decrease in margins principally reflects the competitive lower rates.


     Material management and distribution revenue increased by 6.7%, while net revenue increased by 4.8%. The lower increase in margin is due to competitive pricing in warehouse and trucking activities. The opening of our 400,000 plus square foot warehouse in South China in the quarter intends to position the Company for further growth in revenue and net revenue for these services.

     Operating Expenses: Operating expenses increased 4.4%. Salaries and related costs increased due to higher labor costs associated with the implementation of the Company's new global transportation and financial systems. Reflecting the labor cost increase, operating expenses as a percentage of net revenue were 88.9% in the second quarter and 87.4% in the comparable quarter of the prior year.

     Liquidity and Capital Resources

         The Company's cash and equivalents increased $9.4 million to $60.0 million at November 30, 1999 from $50.6 million at May 31, 1999. Operating activities through the second quarter produced a negative cash flow of $24.1 million. Capital expenditures in the amount of $13.9 million were incurred for computer hardware and software, leasehold improvements and warehouse equipment. As a result, debt increased by $48.9 million.

         The Company paid $0.9 million in cash in connection with earn out provisions for acquisitions made in prior periods.

         As of November 30, 1999, the balance outstanding under the $100.0 million syndicated multi-currency credit facility (the Credit Facility) was $67.1 million, consisting of borrowings of $55.0 million and outstanding letters of credit totaling $12.1 million. Therefore, the Company's total available borrowing capacity under the Credit Facility as of November 30, 1999, was approximately $32.9 million.

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

         Fritz Companies successfully entered Year 2000 without disruption to its services from the Y2K problem. The Company monitored each significant office located globally on January 1, 2000 to ensure offices had power, telecommunications, and access to systems. Various operational, financial, administrative, and telecommunication systems; PCs; and facilities are reported to be functioning correctly with regard to dates. While the Company is reasonably certain that all systems are functioning and calculating correctly, the Company will continue to monitor its systems, as date-related problems may possibly appear in the future. While the Company has tested all critical systems, they can not guarantee that all date-related processing or calculation errors have been located and corrected.

         The Company's business may be materially affected if its systems or the systems of critical third parties have date-related problems in the future. The possible consequences of noncompliance include, among other things, the inability to provide services to certain areas of the world, delays in product delivery, invoicing errors, and possible collection difficulties. The Company may be required to shift portions of its daily operations to manual processes and thus face time delays in its operations as well as increased processing costs. In addition, the Company may not be able to provide customers with timely and pertinent information regarding their orders or shipments. This may negatively affect customer relations and potentially lead to the loss of customers. The Company is unable to estimate the potential financial impact of these scenarios. However, the Company believes that its Y2K contingency plans should help to reduce material adverse effects that such disruptions may create.

         The total cost-to-date to replace or modify the Company's business systems for Year 2000 compliance was $6.1 million. However, if future date-related problems occur, the total cost may increase. The funding for Y2K compliance has been paid through internally generated cash flows from operations or borrowed funds.

     Risk Factors

          The Company's worldwide operations are transacted in many currencies other than the U.S. dollar. Accordingly, the Company is exposed to inherent risks of international currency markets and governmental regulations. The Company manages these currency exposures through a variety of means such as hedging, conversion of other national currencies into U.S. dollars, accelerating and decelerating international payments among the Company's offices and agents. The Company's translation adjustment and foreign exchange gains for the first half of fiscal year 2000 increased due to the strengthening of the U.S. dollar relative to certain currencies of Asia, Europe and Latin America.
     The charge to equity in the currency translation adjustment during the first half of fiscal year 2000 was $2.8 million while net foreign currency transaction loss realized during the first half of fiscal year 2000 were $0.2 million. Devaluation of foreign currencies could adversely impact the financial results of the operations in future periods.

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

         Additional risks and uncertainties include:

                  (i)    The  Company's  ability to  continue  its  improvement
                         in operating   results,
                  (ii) Dependence of the Company on international trade and worldwide economic conditions,
                  (iii) Dependence of the Company on the continued services of key executives and managers,
                  (iv) The possible inability of the Company's information systems to keep pace with the increasing complexity and growth of the Company's business,
                  (v) The increasing level of investment required by the transition of the Company from prior predominance of customs brokerage revenue to its increasing emphasis on integrated logistics and providing a full range of international transportation and supply chain management services,
                  (vi) Other risks disclosed elsewhere in this Form 10-Q or in the Company's other filings with the Securities and Exchange Commission.


     "Safe Harbor" Statement Under the Private Securities Litigation R eform Act of 1995:

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

         The Company manages its currency risks through a variety of means, such as employing financial derivatives, converting local cash to U.S. dollars, and accelerating and decelerating payments among the Company's offices and agents. Financial derivatives typically take the form of forward foreign exchange contracts, though options are occasionally purchased to hedge certain transactions. As of November 30, 1999, the Company had forward contracts outstanding of $0.3 million equivalent value and had no option contracts. A 10% change in value of the U.S. dollar relative to the underlying currency of these forward contracts would have an immaterial effect on the Company's earnings.

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


                                            (dollar amounts in millions)
                                                                                               Gain/(Loss) if
                                                                                            Functional Currency
            Non-Functional             Cash &        A/P &             Net           Appreciates         Depreciates
               Currency                  A/R         Debt            Exposure            10%                 10%


       U.S. Dollar                     116.3        (46.1)            70.2             (7.0)               7.0
        All Other Currencies             12.6        (32.8)           (20.2)             2.0               (2.0)



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

         At November 30, 1999 the Company had $60.0 million of cash and cash equivalents, subject to variable, short-term interest rates. On the same date, the Company had debt obligations of $142.9 million, of which $58.3 million was subject to variable, short-term interest rate risk. In addition, the Company had $13.7 million of off-balance sheet transactions which were subject to variable interest rate risk. The net exposure of the Company to variable, short-term interest rate risk is therefore $13.0 million. A hypothetical increase or decrease in variable, short-term interest rates of 1% would have an immaterial effect on the Company's earnings.


Recent Accounting Pronouncements

See Note 2 of the Notes to Condensed Consolidated Financial Statements.

PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

              15 Letter regarding unaudited interim financial information (Edgar Filing Only).

              27      Financial Data Schedule (Edgar Filing Only).

(b) The Company filed the following reports on Form 8-K during the quarter ended November 30, 1999 and through the date hereof:

(1) On October 21, 1999, announcing the resignation of Dennis L. Pelino, President and Director and the promotion of two key executives.

(2) On November 8, 1999, announcing a court ruling regarding stockholders class action suits.

(3) On November 23, 1999, announcing the opening of a new U.S. Customs Brokerage Processing Center in Dallas, Texas. .

                               S I G N A T U R E S


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              FRITZ COMPANIES, INC.
                              Registrant

                              Dated:  January 10, 2000



                              /s/ Lynn C. Fritz
                                  Lynn C. Fritz
                                  Chairman and Chief Executive Officer




                              /s/ Raymond L. Smith
                                  Raymond L. Smith
                                  Chief Operating Officer




                              /s/ Ronald Dutt
                                  Ronald Dutt
                                  Executive Vice President and
                                  Chief Financial Officer




                              /s/ Janice Washburn
                                  Janice Washburn
                                  Vice President and
                                  Principal Accounting Officer

                                  EXHIBIT INDEX

Exhibit                                                                    Page

 27       Financial Data Schedule                                            23