Form 10-Q
period 2000-02-29
FRITZ COMPANIES INC
filed 2000-04-04
CIK 890662

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

                             For the quarterly period ended February 29, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.[X] Yes [ ] No

As of March 27, 2000 there were 36,625,000 shares of common stock outstanding.

                                                  TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION                                             Page
 Item 1. Financial Statements:

          Independent  Auditors' Review Report                               3


          Condensed Consolidated Balance Sheets as of February 29,
                      2000 and May 31, 1999                                  4

          Condensed Consolidated Statements of Operations for the three
          and nine months ended February 29, 2000 and February 28, 1999      5

          Condensed Consolidated Statements of Cash Flows for the nine
          months ended February 29, 2000 and February 28, 1999               6

          Notes to Condensed Consolidated Financial Statements               7


  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               10


   Item 3.    Quantitative and Qualitative Market Risk Disclosure           17


PART II.   OTHER INFORMATION                                                19

SIGNATURES                                                                  20


EXHIBIT INDEX                                                               21

                       Independent Auditors' Review Report



Board of Directors and Stockholders
Fritz Companies, Inc.


We have reviewed the accompanying condensed consolidated balance sheet of Fritz Companies, Inc. and subsidiaries (the Company) as of February 29, 2000, and the related condensed consolidated statements of operations for the three and nine month periods ended February 29, 2000 and February 28, 1999 and the condensed consolidated statement of cash flows for the nine month periods ended February 29, 2000 and February 28, 1999 included in the Company's Form 10-Q. These condensed consolidated financial statements are the responsibility of the Company's management.

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






/s/    KPMG LLP


San Francisco, California
March 29, 2000





PART I.    FINANCIAL INFORMATION

           ITEM 1.    FINANCIAL STATEMENTS:

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                                                      February 29,         May 31,
                                                                                          2000              1999
                                                                                     ----------------    ------------


   CURRENT ASSETS:
         Cash and equivalents                                                        $        75,274  $       50,599
         Accounts receivable, net of allowance for doubtful
           Accounts of $20,764 in February 2000 and $20,466 in May 1999                      444,542         396,640
         Deferred income taxes                                                                16,447          16,461
         Prepaids and other current assets                                                    13,429          17,860
                                                                                        -------------    ------------
         Total current assets                                                                549,692         481,560
                                                                                        -------------    ------------

    PROPERTY AND EQUIPMENT - NET                                                             104,533         103,535
                                                                                        -------------    ------------
    OTHER ASSETS:
         Intangibles, net of accumulated amortization of $24,346 in February
         2000 and $21,362 in May 1999                                                        109,076         112,666
         Deferred income taxes                                                                21,438          13,395
         Other assets                                                                         15,292          15,752
                                                                                        -------------    ------------
         Total other assets                                                                  145,806         141,813
                                                                                        -------------    ------------

                  TOTAL ASSETS                                                       $       800,031  $      726,908
                                                                                        =============    ============

                                          LIABILITIES AND STOCKHOLDERS' EQUITY
    CURRENT LIABILITIES:
         Current portion of long-term obligations and short-term borrowings          $         2,783  $        4,333
         Accounts payable                                                                    254,646         255,706
         Accrued liabilities                                                                 112,071          87,562
         Income tax payable                                                                   14,664          15,348
                                                                                        -------------    ------------
         Total current liabilities                                                           384,164         362,949
                                                                                        -------------    ------------

    LONG-TERM OBLIGATIONS                                                                    129,312          89,606
    OTHER LIABILITIES                                                                         10,711          10,271
                                                                                        -------------    ------------
             TOTAL LIABILITIES                                                               524,187         462,826
                                                                                        -------------    ------------

    COMMITMENTS AND CONTINGENCIES

    STOCKHOLDERS' EQUITY
         Common stock: par value $.01 per share; 60,000 shares
             Authorized, 36,604 shares issued and outstanding,
             (36,420 shares issued and outstanding as of May 31,1999)                           366             364

         Additional paid-in capital                                                         141,146         138,369
           Treasury stock - at cost                                                                             (174)
                                                                                             (174)
         Retained earnings                                                                  158,106          144,437
         Accumulated other comprehensive loss                                               (23,600)         (18,914)
                                                                                        -------------    ------------
         Total stockholders' equity                                                        275,844           264,082
                                                                                        ============     ------------


             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $     800,031    $      726,908
                                                                                        =============    ============



                          See  accompanying  notes  to  condensed   consolidated
                                            financial statements.





                              FRITZ COMPANIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)



                                                                 Three Months Ended                    Nine Months Ended,
                                                            February 29,     February 28,      February 29,      February 28,
                                                                2000             1999              2000                  1999
                                                                ----             ----              ----                  ----

REVENUE                                                  $        382,042  $      317,553   $    1,200,196   $      1,041,828

FREIGHT CONSOLIDATION COSTS                                       233,557         182,639          740,337            608,052
                                                            --------------    ------------     -------------    --------------

NET REVENUE                                                       148,485         134,914          459,859            433,776
                                                            --------------    ------------     -------------    --------------

OPERATING EXPENSES
    Salaries and related costs                                     88,434          85,474          266,406            255,392
    General and administrative                                     56,866          52,433          164,189            156,543
    CHB Consolidation Costs                                         3,480               0            3,480                  0
                                                            --------------    ------------     -------------    --------------
      Total operating expenses                                    148,780         137,907          434,075            411,935
                                                            --------------    ------------     -------------    --------------

INCOME (LOSS) FROM OPERATIONS                                        (295)         (2,993)          25,784             21,841
OTHER EXPENSE                                                      (1,514)         (1,357)          (5,383)           (3,797)
                                                            --------------    ------------     --------------   --------------
INCOME (LOSS) BEFORE TAX EXPENSE                                   (1,809)         (4,350)          20,401             18,044
INCOME TAX EXPENSE (BENEFIT)                                         (375)         (1,392)           6,732              5,774
                                                            --------------    ------------     -------------    --------------

NET INCOME (LOSS)                                        $         (1,434) $       (2,958)  $       13,669   $         12,270
                                                            ==============    ============     =============    ==============


Weighted average shares outstanding - Basic                        36,614          36,277           36,577             36,144
                                                            ==============    ============     =============    ==============

Earnings (loss)  per share - Basic                       $           (.04) $         (.08)  $          .37   $            .34
                                                            ==============    ============     =============    ==============

Weighted average shares outstanding - Diluted                      36,748          36,396           36,762             36,293
                                                            ==============    ============     =============    ==============

Earnings (loss) per share - Diluted                      $           (.04) $         (.08)  $          .37   $            .34
                                                            ==============    ============     =============    ==============






















                          See  accompanying  notes  to  condensed   consolidated
                                        financial statements.




                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                        Nine Months Ended
                                                                               February 29,            February 28,
                                                                                   2000                    1999

                                                                            -----------------       -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                           $            13,669     $            12,270
     Adjustments to reconcile net income to net cash
         Provided by (used in) operating activities:
         Depreciation and amortization                                                 22,179                  20,072
         Deferred income taxes                                                         (8,029)                 (3,031)
         Stock compensation                                                                                     1,432
                                                                                    -
         Other                                                                           1,255                    851
         Effect of changes in:
           Receivables                                                                (47,902)                 23,087
           Prepaid expenses and other assets                                             4,431                  4,087
           Payables and accrued liabilities                                             24,530                 (5,769)
                                                                             -----------------       -----------------
     Net cash provided by operating activities                                                                 52,999
                                                                                  10,133
                                                                             -----------------       -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                             (20,522)                (25,281)
     Acquisitions, net of cash acquired                                                  (272)                 (1,426)
     Payment of acquisition related debt                                               (1,477)                 (1,538)
     Proceeds from sale of fixed assets                                                   295                   2,278
     Purchase of treasury stock                                                                                  (174)
     Other                                                                               (597)                 (7,659)
                                                                             -----------------       -----------------
     Net cash used in investing activities                                            (22,573)                (33,800)
                                                                             -----------------       -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of long-term obligations                                   81,444                   8,390
     Payment of debt                                                                  (41,388)                (20,231)
     Other                                                                                906                   1,148
                                                                             -----------------       -----------------
     Net cash provided (used) by  financing activities                                 40,962                 (10,693)
                                                                             -----------------       -----------------
Foreign currency translation effect on cash                                            (3,847)                 (2,766)
                                                                             -----------------       -----------------
INCREASE IN CASH AND EQUIVALENTS                                                       24,675                   5,740

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                            50,599                  53,935
                                                                             -----------------       -----------------

CASH AND EQUIVALENTS AT END OF PERIOD                                     $            75,274     $            59,675
                                                                             =================       =================

OTHER CASH FLOW INFORMATION:
     Income taxes paid                                                    $            17,682     $            10,863
                                                                             =================       =================
     Interest paid                                                        $             5,928     $             4,281
                                                                             =================       =================











                          See  accompanying  notes  to  condensed   consolidated
                                             financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)
                                   (Unaudited)
1.       GENERAL

          The accompanying condensed consolidated financial statements of Fritz Companies, Inc. and subsidiaries (the Company) for the three and nine months ended February 29, 2000 and February 28, 1999 are unaudited and, in the opinion of management, contain all adjustments, consisting only of normal and recurring adjustments necessary for a fair presentation of the results of such periods.

          The significant accounting policies followed by the Company are described in Note 1 to the audited consolidated financial statements for the year ended May 31, 1999. In accordance with SEC regulations, certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted for the purposes of the condensed consolidated interim financial statements. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, including the notes thereto, for the year ended May 31, 1999 included in the Company's Form 10-K filed on July 26, 1999. The results of operations for the nine months ended February 29, 2000 may not necessarily be indicative of the results to be expected for the full year.

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

         The components of total comprehensive income for interim periods are presented in the following table:


                                                                 Three Months Ended             Nine Months Ended
                                                             Feb 29,        Feb 28,           Feb 29,        Feb 28,
                                                               2000           1999              2000           1999
                                                             ---------     -----------       -----------    -----------


    Net Income (Loss)                                   $     (1,434)  $       (2,958)   $       13,669 $      12,270

     Other comprehensive income (loss):
         Foreign currency translation adjustment                (1,910)         (2,468)           (4,686)        (2,803)
                                                             ---------     -----------       -----------    -----------

     Total comprehensive income (loss)                   $     (3,344)  $       (5,426)   $        8,983 $        9,467
                                                             =========     ===========       ===========    ===========


          During the three and nine month periods ended February 29, 2000 and February 28, 1999, the Company maintained its policy to reinvest the earnings of the non-United States subsidiaries as a long-term commitment. Accordingly, the "foreign currency translation adjustments" have not been adjusted for United States taxes.

         During fiscal year 2000, the Company's subsidiary in the UK completed a conversion of its general ledger and revenue and cost accounting systems to its new global business system. A number of cost accrual errors were generated as a result of system interface issues, affecting transportation costs. Management of the UK subsidiary undertook various corrective actions, and the systems are now believed to be operating properly. For the third quarter ended February 29, 2000, the Company has completed its analysis of the effects of the original errors and recorded the adjustment. The actual adjustment recorded amounted to $290,000 equivalent to half a penny which was lower than previously estimated of $.02 per share.




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

3.       COMMON STOCK

          During the period presented, shares were issued upon exercise of options, restricted stock grants and issuance of shares under the employee stock purchase plan, resulting also in an increase to paid-in-capital.

4.       INCOME TAXES

         Income tax expense for the nine months ended February 29, 2000 consisted of approximately $14.7 million of current tax provision and $8.0 million of deferred tax benefit. The Company's global effective tax rate increased from 32.0% to 33.0%

5.       ACQUISITIONS

         The Company recorded additional intangible assets of approximately $.3 million and $1.5 million for the nine months ended February 29, 2000 and February 28, 1999, respectively, representing additional contingent purchase price relating to achievement of specified net revenue or pre-tax income levels of certain prior acquisitions or to purchase the remaining minority interest of a company. At February 29, 2000, the remaining maximum payments in connection with acquisitions providing a contingent purchase price are approximately $ .5 million. There is no certainty these businesses will achieve the revenue or profit levels to require these contingent payments.

6.       CONTINGENCIES

         The Company is party to routine litigation incident to its business, primarily claims for goods lost or damaged in transit or improperly shipped. Most of the litigations in which the Company is the defendant are covered by insurance and are being defended by the Company's insurance carriers.

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

         The Company is unable to predict the ultimate outcome of these litigations and it is possible the outcome could have a significant adverse impact on the Company's future consolidated results of operations, although the amount is not currently estimable. However, the Company believes the ultimate outcome of these matters will not have a significant adverse impact on the Company's consolidated financial position.



    7.     SEGMENT DISCLOSURE AND GEOGRAPHIC AREA INFORMATION

         The Company operates in the international freight forwarding industry, which encompasses customs brokerage, airfreight and ocean freight forwarding, and material management and distribution. No single customer accounted for ten percent or more of consolidated revenue for the periods presented.

         The Company manages its operations in two operating segments ("segments"), United States and Foreign. The Company's Chief Operating Officer reviews operating results and creates operating plans based on these two segments. The Company's two key operations executives represent these segments. Bonuses and other incentives are distributed based on the segment results. There has been no change in the basis of measurement of segment profit and loss since May 31, 1999.

         Certain   information   regarding  the  Company's  principal  logistics
    services and operations by geographic areas is summarized below:



                                                      Three Months Ended                         Nine Months Ended
                                              February 29,          February 28,         February 29,         February 28,
                                                2000          %        1999        %        2000        %        1999        %


  NET REVENUE:
      Customs brokerage                      $46,189       31.1     $37,635     27.9    $141,091     30.7    $120,251     27.7
      Ocean freight forwarding                29,327       19.8      28,769     21.3      93,160     20.3      95,354     22.0
      Airfreight forwarding                   40,679       27.4      39,782     29.5     126,810     27.6     125,998     29.0
      Material Management & Distribution      32,290       21.7      28,728     21.3      98,798     21.4      92,173     21.3
                                              ------       ----      ------     ----      ------     ----      ------     ----
        Total revenue                       $148,485      100.0    $134,914    100.0    $459,859    100.0    $433,776    100.0
                                            ========      =====    ========    =====    ========    =====    ========    =====

   Net Revenue
   United States                             $77,634       52.3     $69,261     51.3    $241,582     52.5    $224,483     51.8
                                             -------       ----     -------     ----    --------     ----    --------     ----
     Canada                                   12,996        8.8      10,608      7.9      38,707      8.4      32,718      7.5
     Europe                                   25,229       17.0      24,397     18.1      75,055     16.3      76,216     17.6
     China                                    11,953        8.0      11,420      8.5      32,057      7.0      29,208      6.7
     Singapore                                 2,569        1.7       2,490      1.8       8,206      1.8       7,934      1.8
     Other Asia                                8,633        5.8       6,848      5.1      35,275      7.7      30,005      6.9
     Latin America                             9,471        6.4       9,890      7.3      28,977      6.3      33,212      7.7
                                               -----        ---       -----      ---      ------      ---      ------      ---
        Total Foreign                         70,851       47.7      65,653     48.7     218,277     47.5     209,293     48.2
                                              ------       ----      ------     ----     -------     ----     -------     ----
     Total net revenue                      $148,485      100.0    $134,914    100.0    $459,859    100.0    $433,776    100.0
                                            ========      =====    ========    =====    ========    =====    ========    =====

   Segment Profit or Loss
      Income From Operations
        United States                       $(4,757)     1612.5    $(4,243)    141.7     $ 4,997     19.4     $ 2,561     11.7
                                            --------     ------    --------    -----     -------     ----     -------     ----
        Canada                                   713    (241.7)         (7)      0.2       2,053      8.0         604      2.8
        Europe                                 1,684    (570.8)           0      0.0       5,021     19.4       6,254     28.6
        China                                  1,512    (512.5)       1,235   (41.3)       9,404     36.5       7,736     35.4
        Singapore                              (118)       40.0       (250)      8.4       1,135      4.4         956      4.4
        Other Asia                             1,990    (674.6)       1,049   (35.0)       5,760     22.3       3,515     16.1
        Latin America                         (1,319)     447.1       (777)     26.0       (2,586) (10.0)         215      1.0
                                          ----------- ---------- ----------- -------- ----------- -------- ----------- --------
           Total Foreign                               (1512.5)       1,250   (41.7)      20,787     80.6      19,280     88.3
                                          4,462
                                          ----------- ---------- ----------- -------- ----------- -------- ----------- --------
        Total Income from Operations       $              100.0    $(2,993)    100.0    $ 25,784    100.0    $ 21,841    100.0
                                          (295)
                                          ----------- ---------- ----------- -------- ----------- -------- ----------- --------
   Other Income / (Expense)                   (1,514)               (1,357)                (5,383)              (3,797)
                                          ----------- ---------- ----------- -------- ----------- -------- ----------- --------
   Total Income Before Taxes                $(1,809)               $(4,350)             $ 20,401             $ 18,044



     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Overview

         The following discussion is applicable to the Company's financial condition and results of operations for the three months and nine months ended February 29, 2000 and February 28, 1999. See Note 1 of Notes to Condensed Consolidated Financial Statements.

         The Company operates its integrated logistics business as two segments comprised of four principal services. The segments are comprised of United States Operations and Foreign Operations. The Company's principal services are customs brokerage, ocean airfreight and freight forwarding and material management and distribution.

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

     General:

         For the three months ended February 29, 2000 compared with the three months ended February 28, 1999, revenue increased 20.3% to $382.0 million and net revenue increased by 10.1% to $148.5 million. Operating expenses increased 7.9%. There were minor currency losses in the third quarter of fiscal year 2000. Interest expense increased by $.8 million to $2.8 million for the quarter.

         For the nine months ended February 29, 2000 compared with the nine months ended February 28, 1999, revenue increased 15.2% to $1,200.2 million and net revenue increased 6.0% to $459.9 million. Operating expenses increased 5.4%, slightly lower than the net revenue increase. There were minimal currency gains in the nine months of fiscal year 2000 while the same period last year produced $1.7 million of currency gains. Interest expense increased to $7.6 million from $5.8 million for the nine months due to increased borrowings supporting higher receivables levels.

         The January 1, 2000 opening of a new US Customs Brokerage Processing Center in Dallas, Texas is projected to have an earnings per share cost of between 14 and 16 cents during the second half of the current fiscal year. For the third quarter ended February 29, 2000, the Company incurred consolidation costs lower-than-expected reflecting timing differences. The costs this quarter relate primarily to job relocation and general implementation expenses. The total impact of the consolidated effort is expected to be in line with original estimates. As the result of these investments, the Company is expected to experience favorable impact on future earnings beginning fiscal year 2001.

         The Company periodically reviews the realizability of its deferred tax assets based on a number of factors, including projected taxable income. As a result of the costs described in the preceding paragraph the risk profile of the recorded deferred tax assets has increased slightly; however, management still believes that it is more likely than not that these deferred tax assets will be realized.

         During fiscal year 2000, the Company's subsidiary in the UK completed a conversion of its general ledger and revenue and cost accounting systems to its new global business system. A number of cost accrual errors were generated as a result of system interface issues, affecting transportation costs. Management of the UK subsidiary undertook various corrective actions, and the systems are now believed to be operating properly. For the third quarter ended February 29, 2000, the Company has completed its analysis of the effects of the original errors and recorded the adjustment. The actual adjustment recorded amounted to $290,000 equivalent to half a penny which was lower than previously estimated of $.02 per share.

     Results of Operations

         The following table provides, by business segment, the revenue, and net revenue, in thousands of dollars and percentages attributable to the Company's principal logistics services during the periods indicated:


         UNITED STATES OPERATIONS

                                                             Three Months Ended
                                                  February 29,                 February 28,
                                               2000                  %      1999                  %
                                               ----                  -      ----                  -

     REVENUE:
       Customs brokerage                       $ 31,208           25.3       $ 24,766          23.6
       Ocean freight forwarding                  24,310           19.7         19,173          18.2
       Airfreight forwarding                     46,087           37.4         40,179          38.2
       Material management &
          Distribution                           21,698           17.6         21,011          20.0
                                                 ------           ----         ------          ----

         Total revenue                          123,303          100.0        105,129         100.0
                                                =======          =====        =======         =====

     NET REVENUE:
       Customs brokerage                       $ 31,208           40.2       $ 24,766          35.8
       Ocean freight forwarding                  11,712           15.1         12,812          18.5
       Airfreight forwarding                     16,654           21.4         15,152          21.9
       Material management &
          Distribution                           18,060           23.3         16,531          23.8
                                                 ------           ----         ------          ----

         Total net revenue                     $ 77,634          100.0       $ 69,261         100.0
                                               ========          =====       ========         =====

     FOREIGN OPERATIONS

                                                             Three Months Ended
                                                  February 29,                 February 28,
                                               2000                  %      1999                  %
                                               ----                  -      ----                  -
     REVENUE:
       Customs brokerage                       $ 14,981            5.8      $ 12,869            6.1
       Ocean freight forwarding                  92,363           35.7        78,992           37.2
       Airfreight forwarding                    119,307           46.1        94,484           44.5
       Material management &
          Distribution                           32,088           12.4        26,079           12.2
                                                 ------           ----        ------           ----

         Total revenue                          258,739          100.0       212,424          100.0
                                                =======          =====       =======          =====

     NET REVENUE:
       Customs brokerage                       $ 14,981           21.1      $ 12,869           19.6
       Ocean freight forwarding                  17,615           24.9        15,957           24.3
       Airfreight forwarding                     24,025           33.9        24,630           37.5
       Material management &
          Distribution                           14,230           20.1        12,197           18.6
                                                 ------           ----        ------           ----

         Total net revenue                     $ 70,851          100.0      $ 65,653          100.0
                                               ========          =====      ========          =====



     Three Months Ended February 29, 2000 Compared with Three Months Ended February 28, 1999

     United States Operations:

     Revenue and Net Revenue: Revenue increased 17.3% compared to last year while net revenue increased by 12.1%. Operating expenses increased 12.1% compared to last year.

     Customs brokerage revenue increased 26.0%. The increase was largely due to strong file count growth generated from several of our largest and existing customers. The number of United States Customs entries filed by the Company increased approximately 17.8% to .6 million. Rescoping major accounts contributed to the improvement of revenue. Focus areas for fiscal year 2000 include rescoping our top 30 clients for maximum utilization of automation and productivity tools, emphasizing customer satisfaction and using customer hubbing to achieve consistency in billing backup and to accelerate issue resolution. Major focus this quarter was exclusively in the development and implementation of the centralization project.

     Ocean freight forwarding revenue increased 26.8% while net revenue declined 8.6%. Ocean Inbound services demand continued to remain strong in the third quarter. Ocean outbound services reflected an increase in gross revenue due to rising ocean freight rates and bunker surcharges in all outbound trades. The decline in net revenue was partially due to competitive pricing pressures in the trade lane.

     Airfreight forwarding revenue increased 14.7%. Revenue increased even though many shippers are continuing to shift to ocean transportation in an attempt to reduce costs. However, net revenue increased by 9.9% partially due to the increased use of charters and lower export carrier rates.

     Material management and distribution revenue increased by 3.3%. Net revenue increased by 9.2%. Results reflect continued strong inbound traffic to the US and warehousing at higher utilization rates.

     Operating Expenses: Operating expenses increased by 12.1%. Salaries and related costs increased due to higher labor costs associated with the Company's rollout of new global transportation and financial systems. As a percentage of net revenue, salaries and related costs decreased to 65.7% Operating expenses as a percentage of net revenue remained at 106.1% in comparable with the third quarter of the prior year. The Company is committed to the reduction of operating expenses through the continuing implementation of its strategic plan by focusing resources, training personnel, and emphasizing customer satisfaction.

     Foreign Operations:

     Revenue and Net Revenue: Revenue increased by 21.8% and net revenue by 7.9% due to stronger volume from Asian operation which contain lower margin than the other regions, and a soft European market. The effect of translation rate changes during the period resulted in a decrease in net revenue during the quarter of approximately $ 3.0 million. The resultant growth rate was adversely affected by approximately 1.5%.

     Customs brokerage revenue and net revenue increased 16.4%, reflecting an increase in files processed from existing major clients. Results reflect significant improvement in Canada, Asia, Europe and Latin America including Philippines, Australia, Thailand, Northern Brazil and Ireland.

     Ocean freight forwarding revenue increased by 16.9% while net revenue increased by 10.4%. Revenue increase reflected in Canada, Asia and Europe including Singapore, Taiwan, Thailand, Hong Kong, and United Kingdom. Both Ocean outbound services and Ocean inbound services showed a significant increase in volume in shipments generated from existing and new customers particularly in North Asia including Thailand, Taiwan and Singapore. The minimal growth in net revenue is due to ocean export revenue, which consists of fees and commissions, was negatively impacted because lower shipping costs produce lower commissions.

     Airfreight forwarding revenue increased by 26.3% while net revenue decreased by 2.5%. Significant increase in revenue reflected mainly in Central Asia and North Asia including Taiwan, Hong Kong, Malaysia and Thailand. Focusing on aggressive sales in the local market contributed to the revenue growth in Asia. However, the net revenue decrease is due to the lower margin generated from Asia influenced by competitive pricing and soft markets in Europe and Latin America.

     Material management and distribution revenue increased 23.0%, while net revenue increased by 16.7%. Strong results in revenue and net revenue is due to an improved market share in Central and South Asia including Malaysia, Singapore and Australia. In addition, increase in warehousing activities at higher utilization rates created a positive impact in revenue.

     Operating Expenses: Operating expenses increased 3.1%. Salaries and related costs increased due to higher labor costs associated with the implementation of the Company's new global transportation and financial systems. As a percentage of net revenue, salaries and related costs decreased 3.8% to 52.8%. Operating expenses as a percentage of net revenue decreased to 93.7% from 98.1% in the comparable quarter of the prior year. The Company is committed to the reduction of operating expenses through the continuing implementation of its strategic plan by focusing resources, training personnel, and emphasizing customer satisfaction.



     UNITED STATES OPERATIONS

                                                              Nine Months Ended
                                                  February 29,                 February 28,
                                               2000                  %      1999                  %
                                               ----                  -      ----                  -

     REVENUE:
       Customs brokerage                        $95,326           24.4        $79,296          22.1
       Ocean freight forwarding                  77,149           19.7         65,327          18.2
       Airfreight forwarding                    147,646           37.7        143,292          40.0
       Material management &                     71,313           18.2         70,564          19.7
                                                 ------           ----         ------          ----
          Distribution

         Total revenue                        $ 391,434          100.0      $ 358,479         100.0
                                              =========          =====      =========         =====

     NET REVENUE:
       Customs brokerage                        $95,326           39.5        $79,296          35.3
       Ocean freight forwarding                  37,604           15.6         41,857          18.6
       Airfreight forwarding                     49,934           20.6         48,015          21.4
       Material management &                     58,718           24.3         55,315          24.7
                                                 ------           ----         ------          ----
          Distribution

         Total net revenue                    $ 241,582          100.0      $ 224,483         100.0
                                              =========          =====      =========         =====




         FOREIGN OPERATIONS

                                                              Nine Months Ended
                                                  February 29,                 February 28,
                                               2000                  %      1999                  %
                                               ----                  -      ----                  -

    REVENUE:
       Customs brokerage                        $45,765            5.7       $40,955            6.0
       Ocean freight forwarding                 287,014           35.5       253,561           37.1
       Airfreight forwarding                    384,570           47.5       307,146           44.9
       Material management &                     91,413           11.3        81,687           12.0
                                                 ------           ----        ------           ----
          Distribution

         Total revenue                        $ 808,762          100.0     $ 683,349          100.0
                                              =========          =====     =========          =====

     NET REVENUE:
       Customs brokerage                        $45,765           21.0       $40,955           19.6
       Ocean freight forwarding                  55,556           25.4        53,497           25.6
       Airfreight forwarding                     76,876           35.2        77,983           37.2
       Material management &                     40,080           18.4        36,858           17.6
                                                 ------           ----        ------           ----
          Distribution

         Total net revenue                    $ 218,277          100.0     $ 209,293          100.0
                                              =========          =====     =========          =====


     Nine Months Ended February 29, 2000 Compared with Nine Months Ended February 28, 1999

     United States Operations:

     Revenue and Net  Revenue:  Revenue  increased  9.2%
     compared to last year while net revenue increased by 7.6%. Operating expenses increased by 6.6%.

     Customs brokerage revenue and net revenue increased 20.2%. The increase was largely due to strong file count growth generated from several of our largest and existing customers. The number of United States Customs entries filed by the Company increased approximately 13.1% to 1.8 million. Rescoping major accounts contributed to the improvement of revenue. Focus areas for fiscal year 2000 include rescoping our top 30 clients for maximum utilization of automation and productivity tools, emphasizing customer satisfaction and using customer hubbing to achieve consistency in billing backup and as a means of faster issue resolution.

     Ocean freight forwarding revenue increased 18.1% while net revenue declined 10.2%. Ocean Inbound services demand continued to remain strong in the third quarter. Container volumes grew by 4.6% compared to last year. Ocean outbound services reflected an increase in gross revenue due to rising in ocean freight rates and bunker surcharges in all outbound trades. The decline in net revenue was partially due to competitive pricing pressures in the trade lane.

     Airfreight forwarding revenue increased 3.0%. Revenue increased even though many shippers are continuing to shift to ocean transportation in an attempt to reduce costs. Net revenue increased by 4.0% partially due to the increased use of charters and lower export carrier rates.

     Material management and distribution revenue remained flat while net revenue increased by 6.2%. Results reflect continued strong inbound traffic to the US and warehousing at higher utilization rates.

     Operating Expenses: Operating expenses increased by 6.6%. Salaries and related costs in relation to net revenue decreased slightly despite labor costs associated with the Company's rollout of new global transportation and financial systems. As a percentage of net revenue, salaries and related costs decreased 1.5% to 63.3%. Operating expenses as a percentage of net revenue fell to 97.9% from 98.9 % in the comparable quarter of the prior year. The Company is committed to the reduction of operating expenses through the continuing implementation of its strategic plan by focusing resources, training personnel, and emphasizing customer satisfaction.

     Foreign Operations:

     Revenue and Net Revenue: Revenue increased by 18.4% while net revenue increased by 4.3% reflecting the higher costs associated with the imbalance of trade with the U.S. The effect of translation rate changes during the period resulted in a decrease in net revenue during the nine months of approximately $8.5 million. The resultant growth rate was adversely affected by approximately 1.3%.

     Customs brokerage revenue and net revenue increased 11.7%. Revenue and Net Revenue increase effected by increase in files processed from existing major clients. Results reflect significant improvement in Australia, Canada and Asia.

     Ocean freight forwarding revenue increased by 13.2% while net revenue increased by 3.8%. Revenue increase reflected in Canada and Asia, including Hong Kong, Taiwan, Indonesia, Singapore, Thailand and Australia. The margin decrease reflected the soft European and Latin America markets and the resultant pressure on competitive rates in Asia. Ocean Export revenue, which consists of documentation fees and commissions, was negatively impacted because lower shipping costs produce lower commissions

     Airfreight forwarding revenue increased by 25.2% and net revenue decreased by 1.4%. Canada and Asia including Hong Kong, Taiwan, Korea, Malaysia, Singapore, Thailand and Australia showed higher volume in overall export tonnage. However, net revenue decrease is due to the lower margin generated from Asia influenced by competitive pricing and soft markets in Europe and Latin America.

     Material management and distribution revenue increased by 11.9%, while net revenue increased by 8.7%. The lower increase in margin is due to competitive pricing in warehouse and trucking activities. The opening of our 400,000 plus square foot warehouse in Southern China in the prior quarter intends to position the Company for further growth in revenue and net revenue for these services. In addition, Central and South Asia including Malaysia, Singapore and Australia showed an increase in market share.

     Operating Expenses: Operating expenses increased 3.9%. Salaries and related costs increased due to higher labor costs associated with the implementation of the Company's new global transportation and financial systems. As a percentage of net revenue, salaries and related costs decreased .6% to 52.0%. Operating expenses as a percentage of net revenue fell to 90.5% from 90.8% in the comparable quarter of the prior year. The Company is committed to the reduction of operating expenses through the continuing implementation of its strategic plan by focusing resources, training personnel, and emphasizing customer satisfaction.


     Liquidity and Capital Resources

         The Company's cash and equivalents increased $24.7 million to $75.3 million at February 29, 2000 from $50.6 million at May 31, 1999. Operating activities through the third quarter produced a positive cash flow of $10.1 million. Capital expenditures in the amount of $20.5 million were incurred for computer hardware and software, leasehold improvements and warehouse equipment. The Company borrowed $40.5 million for the period from its credit facility. As a result long-term debt increased by $38.2 million since May 31, 1999.

         The Company paid $0.8 million in cash in connection with earn out provisions for acquisitions made in prior periods.

         As of February 29, 2000, the balance outstanding under the $100.0 million syndicated multi-currency credit facility (the Credit Facility) was $57.5 million, consisting of borrowings of $45.0 million and outstanding letters of credit totaling $12.5 million. Therefore, the Company's total available borrowing capacity under the Credit Facility as of February 29, 2000, was approximately $42.5 million.

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

     Risk Factors

         The Company's worldwide operations are transacted in many currencies other than the U.S. dollar. Accordingly, the Company is exposed to inherent risks of international currency markets and governmental regulations. The Company manages these currency exposures through a variety of means such as hedging, conversion of other national currencies into U.S. dollars, accelerating and decelerating international payments among the Company's offices and agents. The Company's translation adjustment and foreign exchange gains through the third quarter of fiscal year 2000 increased due to the strengthening of the U.S. dollar relative to certain currencies of Asia, Europe and Latin America. The charge to equity in the currency translation adjustment through the third quarter of fiscal year 2000 was $4.7 million while net foreign currency transaction gain realized through the third quarter of fiscal year 2000 was $0.1 million. Devaluation of foreign currencies could adversely impact the financial results of the operations in future periods.

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

         Additional risks and uncertainties include:

                  (i) The  Company's  ability to  continue  its  improvement  in
                  operating   results,
                  (ii) Dependence  of  the  Company  on
                  international trade and worldwide economic  conditions,
                  (iii) Dependence of the Company on the continued service of key executives and managers,
                  (iv) The possible  inability of the Company's information
                   systems to keep pace with the increasing complexity an
                   growth of the Company's business,
                  (v) The increasing level of investment required by the transition of the Company from prior predominance of customs brokerage revenue to its increasing emphasis on integrated logistics and providing a full range of international transportation and supply chain management services,
                  (vi) Other risks disclosed elsewhere in this Form 10-Q or in the Company's other filings with the Securities and Exchange Commission.


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

         The Company manages its currency risks through a variety of means, such as employing financial derivatives, converting local cash to U.S. dollars, and accelerating and decelerating payments among the Company's offices and agents. Financial derivatives typically take the form of forward foreign exchange contracts, though options are occasionally purchased to hedge certain transactions. As of February 29, 2000 the Company had forward contracts outstanding of $0.2 million equivalent value and had no option contracts. A 10.0% change in value of the U.S. dollar relative to the underlying currency of these forward contracts would have an immaterial effect on the Company's earnings.

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


                                            (dollar amounts in millions)
                                                                                               Gain/(Loss) if
                                                                                            Functional Currency
            Non-Functional             Cash &        A/P &             Net           Appreciates         Depreciates
               Currency                  A/R         Debt            Exposure            10%                 10%


        U.S. Dollar                     113.2        (42.1)            71.1             (7.1)               7.1
        All Other Currencies             21.1        (29.7)           (8.6)              0.9               (0.9)



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

         At February 29, 2000 the Company had $75.3 million of cash and cash equivalents, subject to variable, short-term interest rates. On the same date, the Company had debt obligations of $132.1 million, of which $49.0 million was subject to variable, short-term interest rate risk. In addition, the Company had $13.7 million of off-balance sheet transactions which were subject to variable interest rate risk. The net exposure of the Company to variable, short-term interest rate risk is therefore $12.6 million. A hypothetical increase or decrease in variable, short-term interest rates of 1.0% would have an immaterial effect on the Company's earnings.


Recent Accounting Pronouncements

See Note 2 of the Notes to Condensed Consolidated Financial Statements.

PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

              15 Letter regarding unaudited interim financial information (Edgar
                  Filing Only).

              27 Financial Data Schedule (Edgar Filing Only).

(b) The Company filed the following reports on Form 8-K during the quarter ended February 29, 2000 and through the date hereof:


              NONE

                               S I G N A T U R E S


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              FRITZ COMPANIES, INC.
                              Registrant


                              Dated: March 31, 2000




                             /s/    Lynn C. Fritz
                                    Chairman and Chief Executive Officer




                             /s/    Raymond L. Smith
                                    Chief Operating Officer



                             /s/    Ronald Dutt
                                    Executive Vice President and
                                    Chief Financial Officer




                            /s/     Janice Washburn
                                    Vice President and
                                    Principal Accounting Officer

                                  EXHIBIT INDEX

Exhibit                                                                    Page



27       Financial Data Schedule                                            21