Form 10-K
period 2000-05-31
FRITZ COMPANIES INC
filed 2000-08-15
CIK 890662

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934 [FEE REQUIRED]


         For the Fiscal Year Ended May 31, 2000
         Commission File Number 0-20548

                              FRITZ COMPANIES, INC.
             (Exact name of registrant as specified in its charter)

         Delaware
         (State of other jurisdiction of incorporation or organization)

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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
         Item 405 of Regulation S-K (S 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         At June 28, 2000, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $245 million.

         At June 28, 2000, the number of shares outstanding of registrant's Common Stock was 36,642,323

                       DOCUMENTS INCORPORATED BY REFERENCE
              Portions of the Proxy Statement  relating to the 2000
                  annual  meeting  of  shareholders  have been
                    incorporated by reference -- Part III of the
                        Form 10K ( Items 10, 11, 12 and 13 )












PART I
         Item 1-   Business

         General

         Fritz Companies, Inc. (the Company) is a specialist in providing global logistics services and related information services for importers and shippers worldwide. The Company is primarily engaged in providing logistics management, international air and ocean freight forwarding, customs brokerage, and material management and distribution services. Fritz delivers comprehensive supply chain solutions to its customers worldwide by providing flexible door-to-door transportation and materials management using sophisticated information systems. The Company also provides value-added services through logistics information as well as international and domestic movement of goods customarily provided by traditional freight forwarders. These services are designed to provide integrated global logistics solutions for customers to streamline their operations, improve their inventory management information and enhance their profitability and to provide customers with more efficient and effective international transportation strategies. The Fritz network is composed of highly trained professionals working in more than 400 locations in 120 countries.

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

         The following table presents revenue and net revenue in thousands of dollars and as a percentage of total revenue or net revenue, as the case may be, attributable to the Company's principal logistics services:




                                                                      For the Year Ended May 31,
                                           ---------------------------------------------------------------------------------
                                                   2000                       1999                            1998
                                           ---------------------- ------------------------------ ---------------------------
                                                Amount     %                Amount        %                Amount      %
                                           ------------ ---------         ------------ ---------         ----------- -------

         Revenue
         Customs Brokerage              $      188,757      11.7       $      163,701      11.8       $     165,055    12.7
         Ocean Freight Forwarding              482,304      29.9              416,108      30.0             375,933    28.9
         Airfreight Forwarding                 720,439      44.7              606,526      43.7             576,643    44.4
         Material Management &
           Distribution                        221,191      13.7              201,392      14.5             182,452    14.0
                                           ------------ ---------        -------------  --------         ----------  -------

         Total Revenue                  $    1,612,691     100.0       $    1,387,727     100.0       $   1,300,083   100.0
                                           ============ =========        =============  ========         ==========  =======

         Net Revenue
         Customs Brokerage              $      188,757      30.5       $      163,701      28.3       $     165,055    29.6
         Ocean Freight Forwarding              127,224      20.5              126,060      21.8             120,497    21.6
         Airfreight Forwarding                 171,928      27.8              166,832      28.9             158,514    28.4
         Material Management &
           Distribution                        131,431      21.2              121,384      21.0             114,199    20.4
                                           ------------ ---------         ------------ ---------         ----------- -------
         Total Net Revenue              $      619,340     100.0       $      577,977     100.0       $     558,265   100.0
                                           ============ =========         ============ =========         =========== =======


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

         As an NVOCC and an IAC, the Company procures customer shipments, consolidates shipments bound for a particular destination, determines the routing for consolidated shipments, selects the direct carrier or charters an ocean vessel or aircraft and tenders each consolidated lot as a single shipment to the direct carrier for transportation to a distribution point.

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

         By accepting goods for ocean or air shipment as an NVOCC or IAC, the Company assumes the role as a carrier and becomes responsible to the shipper for the safe delivery of the shipments. However, this role is subject to a legal limitation on liability as enumerated by The Carriage of Goods by Sea Act for ocean freight. In addition, it is subject to the limitations contained in the Warsaw Convention for air freight. The steamship line or airline generally assumes the same responsibility to the Company as the Company assumes to its clients due to the Company's relationship with the steamship line or airline as a shipper. As an authorized agent for shippers and importers, and as an authorized cargo agent of various airlines and steamship companies, the Company arranges transportation of individual shipments and receives a commission from the direct carrier for arranging the shipments. When acting as such an agent, the Company does not consolidate shipments and does not have responsibility for shipments once they have been accepted by the direct carrier.

         As part of the Company's freight forwarding activities, the Company provides project forwarding and logistics services involving governmental and commercial projects, including foreign military sales, power plant construction, shipbuilding, construction of manufacturing assembly facilities, civil infrastructures and other large scale installations. The Company's project forwarding services include integrated logistics for conveying heavy materials and equipment from multiple origins to project sites. Such services may include managing the customer's transportation, customs clearance and material management and distribution. Most of the shipments are transported by ocean carrier. The government portion of the Company's project forwarding business requires a United States Government Department of Defense security clearance of the Company's management team and those employees assigned to the project. The warehouses receiving and storing the cargo must have a security clearance.

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

         Customs Brokerage

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

         During the years ended May 31, 2000, 1999 and 1998 the number of United States Customs entries filed by the Company were 3,116, 2,699 and 2,652, respectively.

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

         The Company offers its customs brokerage services primarily to purchasers of imported goods. The Company's largest customs brokerage customer in 2000 accounted for 27.1% of customs brokerage revenue and 3.2% of the total consolidated revenue.

         Material Management and Distribution

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

         Warehousing services are available for the Company's customers in certain of its facilities, as well as in space leased from others. The Company maintains approximately 9.0 million square feet of owned and leased warehouse space. The Company's warehousing services include receiving, deconsolidation and decontainerization, cargo loading and unloading, assembly of freight, customer inventory management and protective packing and storage. For import shipments, the Company provides bonded warehouse services at certain locations to importers so they can defer payment of customs duties until cargo releases are required to meet customers' production or distribution schedules. The goods stored in bonded warehouses are held until the importer is ready to withdraw or re-export them. The Company is paid storage charges for use of its warehouses and fees for other services.

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

         No single customer accounted for ten percent or more of total consolidated revenue in fiscal 2000.

         Insurance

         The Company provides international marine insurance to its customers in connection with its air freight and ocean freight forwarding operations. In addition, the Company arranges surety bonds for importers as part of its customs brokerage activities. Insurance coverage is adapted according to each client's shipping requirements and arranged as an integral part of the Company's global logistics services.

         Information Systems

         The Company invests substantial resources in its information systems to accomplish the global objective of developing and maintaining an integrated logistics system. The information system strategy is to provide accurate, reliable, and timely access to information regarding logistics and internal operations through responsive and cost-effective information systems technologies.

         The Company intends to replace several domestic and international systems with one global, integrated system referred to as Fritz Global Business System (GBS). GBS is an integrated suite of global business applications that includes Transportation Management (Air, Ocean, and Road), Cargo Management, PO Management, Accounting systems and Customs Clearance. GBS modules have been implemented in major locations such as Hong Kong, Singapore, France and the United Kingdom. Implementation continues to progress in other locations.

         The Company developed the Fritz Logistics Expediting System (Flex) several years ago to enable customers to track the flow of goods throughout the transportation process via the Internet. Flex is Fritz's customer interface, facilitating a view into the GBS data warehouse. Customers can complete queries using Flex to receive the current status of shipments and generate reports.

         In 1999, the Company introduced an independent module of Flex called Trade Cost Modeling (TCM). TCM is a web-based system that utilizes a time / cost model to allow customers to identify which country of origin will be the most cost effective location for sourcing their products and determine the fastest or the most cost effective shipment routing. TCM takes into consideration world wide tariffs
         (duty), taxes, and other charges and analyzes the various methods of transportation to quickly and accurately calculate the lowest cost of shipment (freight cost) from point A to point B. The Company believes
         that   customers  have  found  TCM  to  be  an  easy  solution  for forecasting their total landed cost.

         An important component of the Company's business strategy is to continue to expand and develop the concept of the GBS system and the Flex Internet customer interface. For information regarding the Company's Year 2000 compliance program, see Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation
         - Year 2000.


         Sales

         An important part of the Company's business strategy is its client-oriented marketing approach. The Company's marketing efforts focus on senior transportation and logistics executives, financial officers and purchasing directors of large and medium sized users of international transportation logistics services. In connection with the Company's emphasis on developing and maintaining long-term relationships with such clients, the Company has developed several strategic sales programs, including a National Accounts Program.


         Competition and Business Conditions

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


         Regulation

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

         Trademarks

         The Company holds registered trademarks and/or service marks in the United States and numerous foreign countries for "Fritz Companies" and certain related names and the Company's logo.



         Employees

         As of May 31,  2000,  the  Company  had  approximately  10,000  (not in
         thousands)   employees  located   throughout  the  world.  The  Company
         considers its relationship with its employees to be satisfactory.

         Management

         The Company's executive officers are as follows:

                      Name                      Age
        ----------------------------------    --------
        Lynn C. Fritz                           58  Chairman of the Board
        Raymond L. Smith                        45  Chief Executive Officer
        Graham R. F. Napier                     36  Chief Operating Officer
        Ronald F. Dutt                          53  Executive Vice President
                                                    and Chief Financial Officer
        Jan H. Raymond                          51  Executive Vice President,
                                                    Secretary and General
                                                    Counsel
        Eugene E. Wojciechowski                 45  Executive Vice President
                                                    and Chief Information
                                                    Officer
        Janice J. Washburn                      51  Vice President and
                                                    Controller
        John  R.  Skidmore                      50  Vice President -
                                                    Human Resources


         Lynn C. Fritz became Chief Executive Officer of the Company in 1986 after serving in numerous positions since joining the Company on a full-time basis in 1965. Mr. Fritz received his B.A. degree from Georgetown University and his J.D. degree from Lincoln University School of Law.

         Raymond L. Smith joined the Company in January 1999 as Chief Operating Officer and was promoted to CEO on June 1, 2000. Prior to joining the Company, he served six years as President of US Fleet Leasing.
         Previously, Mr. Smith was with GE Capital for 15 years where he graduated from GE's Financial Management Program and held numerous positions with progressively higher responsibilities. Mr. Smith received his BA degree, with distinction, from the University of Nebraska and MBA from Emory University.

         Graham R. F. Napier joined the Company in August 1999 as Executive Vice President of Engineering and was promoted to COO on June 1, 2000. Prior to joining the Company, he was vice president and general manager, strategic business development and supply chain services at Allied Signal Aerospace, Inc. Previous experience also included a number of international assignments with Ryder Integrated Logistics and Lucas Industries plc. Mr. Napier received his BSC, with honors in Engineering Product Design, MSC in Engineering Production from University of Birmingham and MBA with distinction, from Manchester Business School.

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

         Janice J. Washburn joined the Company in September 1998 as Controller and Principal Accounting Officer and was promoted to Vice President and Controller in November of 1999. Previously, Ms. Washburn held financial positions of increasing responsibility at CIS Consulting, Inc., APL Limited, Inc., Pacific Gas & Electric Co. and Arthur Andersen
         & Co. Ms. Washburn holds a B.A. in accounting from the University of Puget Sound and is a Certified Public
         Accountant in the State of California.

         John R. Skidmore joined the Company in February 2000 as Vice President of Human Resources. Prior to joining the Company, he was the Director of Human Resources at Catalytica, Incorporated. Previously, Mr. Skidmore held Senior
         Human Resources positions at subsidiaries of Ford Financial Services. He received his Masters Degree in Human
         Resources Management from Golden Gate University in San Francisco, California, and his B.A. in Psychology from the University of Texas at Austin, Texas.

         Item 2 - Properties   (Not in thousands)

         As of May 31, 2000, the Company operated approximately 400 offices and logistics centers worldwide, including its headquarters in San Francisco. The Company also operated approximately 133 warehousing and distribution centers, which range in size from approximately 1,000 square feet to approximately 595,000 square feet. The warehousing and distribution centers totaled approximately 9.0 million square feet as of May 31, 2000 of which the Company owns approximately 647,000 square feet and leases the remaining space. The leases for the Company's principal properties generally have terms of three years or more and often include options to renew. While some of the Company's leases are month-to-month and others expire in the near term, the Company does not believe the expiration of any of its leases will have a material adverse effect on its operations. See Note 6 of Notes to Consolidated Financial Statements in Item 8.


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


         Item 4 - Submission of Matters to a Vote of Security Holders

         None.


                                     PART II

         Item 5 - Market for the Registrant's Common Stock and Related Security Holder Matters

         The Company's common stock is traded on the NASDAQ national market system under the symbol "FRTZ".

         The following table sets forth the high and low closing sales price in the over-the-counter market for the Company's common stock as reported by NASDAQ national market system under the symbol "FRTZ" for the period from June 1, 1998 to May 31, 2000.


                                                                                   Price Range
                                                                     ----------------------------------------

                                                                            High                      Low
                                                                         ----------               -----------


                    Fiscal Period 2000
                    --------------------------
                        First Quarter                                $       12.375            $       9.375
                        Second Quarter                                       11.500                    9.500
                        Third Quarter                                        11.000                    8.375
                        Fourth Quarter                                       11.063                    7.875

                    Fiscal Period 1999
                    --------------------------
                        First Quarter                                $       13.563            $       7.625
                        Second Quarter                                       10.000                    6.063
                        Third Quarter                                        12.063                    7.438
                        Fourth Quarter                                       11.813                    6.875


         There were approximately 535 stockholders of record as of June 28, 2000. No cash dividends were paid to stockholders during the year ended May 31, 2000.

         The Company intends to retain its future earnings for use in its business and, accordingly, anticipates no cash dividends will be paid to holders of shares of common stock in the foreseeable future.








         Item 6 - Selected Financial Data
         (In Thousands Except Per Share Data)


                                                                 For the Year Ended May 31,
                                  ------------------------------------------------------------------------------------------
                                          2000              1999              1998              1997                1996
                                      -------------    ---------------    -------------    ----------------      -----------


        Revenue                    $     1,612,691          1,387,727        1,300,083           1,156,770    $   1,043,858
        Net Revenue                        619,340            577,977          558,265             509,371          457,568
        Merger and related costs              ----               ----             ----                ----           14,555  (a)
        Income from operations              32,527             25,051           25,813               2,858  (b)      38,659
        Net income                          17,425             13,452           18,090                 308           25,001
        Net income per share -
           basic                               .48                .37              .51                 .01              .73
        Net income per share -
          diluted                              .47                .37              .50                 .01              .71



        Total  assets                      825,232            726,908          720,813             723,516          733,462
        Long-term obligations,
          net of current portion           116,891             89,606          101,346              84,884           89,505

        Stockholders' equity               274,355            264,082          250,328             234,695          230,747


a) On May 30, 1995, the Company completed its merger with Intertrans Corporation (Intertrans), which was accounted as a pooling of interests. In 1996, the Company recorded additional merger and related costs of $14.6 million which were incurred in association with the Intertrans' merger.


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


         Results of Operations:

         For comparative purposes, the following tables are provided for the results of operations, for the business segments, for the years ended May 31, 2000, 1999 and 1998:



         UNITED STATES OPERATIONS
                                                                                  For the Year Ended May 31,
                                                             --------------------------------------------------------------------
                                                                         2000                   1999                    1998
                                                             ------ ---------------        ----------------         -------------
         Revenue
           Customs Brokerage                                     $     126,045          $          107,100       $       101,834
           Ocean Freight Forwarding                                    104,626                     107,166               112,176
           Airfreight Forwarding                                       196,599                     195,528               206,515
           Material Management and Distribution                         94,481                      97,327                87,776

                                                                    ===============        ================         =============
           Total Revenue                                         $     521,751          $          507,121       $       508,301
                                                                    ===============        ================         =============

         Net Revenue
           Customs Brokerage                                     $      126,045          $         107,100       $      101,834
           Ocean Freight Forwarding                                      52,405                     56,022               57,715
           Airfreight Forwarding                                         66,999                     66,930               63,253
           Material Management and Distribution                          77,809                     76,973               69,565
                                                                    ===============        ================         ============
           Total Net Revenue                                     $      323,258          $         307,025       $      292,367
                                                                    ===============        ================         ============

         Operating Expenses                                      $      321,599          $         294,830       $      277,856
                                                                    ---------------        ----------------         ------------

         Income From Operations                                  $        1,659          $          12,195       $       14,511
                                                                    ===============        ================         ============


         FOREIGN OPERATIONS

                                                                                 For the Year Ended May 31,
                                                             --------------------------------------------------------------------
                                                                         2000                   1999                    1998
                                                             ------ ---------------       -----------------         -------------
         Revenue
           Customs Brokerage                                     $          62,712     $            56,601       $        63,221
           Ocean Freight Forwarding                                        377,678                 308,942               263,757
           Airfreight Forwarding                                           523,840                 410,998               370,128
           Material Management and Distribution                            126,710                 104,065                94,676

                                                                    ===============       =================         =============
           Total Revenue                                         $       1,090,940     $           880,606       $       791,782
                                                                    ===============       =================         =============

         Net Revenue
           Customs Brokerage                                     $          62,712     $            56,601       $        63,221
           Ocean Freight Forwarding                                         74,819                  70,038                62,782
           Airfreight Forwarding                                           104,929                  99,902                95,261
           Material Management and Distribution                             53,622                  44,411                44,634
                                                                    ===============       =================         =============
           Total Net Revenue                                     $         296,082     $           270,952       $       265,898
                                                                    ===============       =================         =============

         Operating Expenses                                      $         265,214     $           258,096       $       254,596
                                                                    ---------------       -----------------         -------------

         Income From Operations                                  $          30,868     $            12,856       $        11,302
                                                                    ===============       =================         =============






         Fiscal Year Ended May 31, 2000 Compared to Fiscal Year
         Ended May 31, 1999

         General:

         Revenue increased 16.2% to $1,612.7 million. Net revenue increased 7.2% to $619.3 million. Operating expenses increased 6.1%, marginally lower than the net revenue increase. The net gains on currency transactions dropped slightly to $1.6 million from $1.9 million in the prior year. Interest income increased $0.7 million and interest expense increased $2.8 million.

         United States Operations:

         Revenue and Net Revenue:

         Revenue increased 2.9% to $521.8 million. Net revenue increased by 5.3%. Operating expenses increased by 9.1%.

         Customs brokerage revenue and net revenue increased 17.7%. The increase was largely due to the Company's continuous effort to provide the most efficient and sophisticated computerized logistic services. The Company decided to consolidate the Customs Brokerage transaction activities in Dallas, in the new center called the "Center of Excellence", or COE. Highly skilled teams use the Company's new state of the art technology, Response Tracking Technology (RT), which gives the capability to provide the most effective way of tracking the status of every customer's inquiry.

         A significant portion of consistent customs brokerage growth every year stems from our existing client base reflecting a strong client retention rate. Fedex and Northern Border experienced revenue growth with 54.1% and 25.0%. Border operations, which account for almost one-fifth of the total entries for the period, continue to reflect double-digit growth rates driven mostly by Canadian imports. Canada Border shows a 29.5% growth in file count. The number of United States Customs entries filed by the Company increased approximately 15.4% to
         3.1 million from 2.70 million in the prior year.

         Ocean freight forwarding revenue and net revenue decreased 2.4% and 6.5%, respectively. The decline in revenue and net revenue is primarily due to a decrease in combined file transaction count of 20.0%, and as a direct reflection of the erosion of ocean container rates in all of the major tradelanes and regulatory constraints which restricted the ability of the Company to promptly pass carrier rate increases to customers. A General rate increase (GRI) was applied this year in ocean outbound services during regular and peak seasons. In addition, ocean export activity was down significantly due to the economic situation in Asia and Latin America. U. S. export orders and volume were down in both regions. Inbound ocean freight demand remained strong during the year. Ocean inbound shows a 15.3% increase and inbound NVOCC shows a 39.7% increase in revenue and net revenue.

         Airfreight forwarding revenue increased 0.5%, and net revenue increased by 0.1%. Airfreight forwarding combined transactions files increased 6.6%. The use of centralized gateways to improve consolidation, cost control, and increased volume purchasing contributed to the slight increase in net revenue. However, during the year the Company experienced upward pressure on pricing and competition holding net revenue flat from the prior year.

         Material management and distribution revenue decreased 2.9% but net revenue increased by 1.1%. Decrease in revenue is a direct result of a decline in volumes. However, net revenue reflects a slight increase primarily due to a 18.1% direct costs decrease in warehousing and distribution. Operating Expenses:

         Operating expenses increased 9.1% mostly due to costs incurred for the consolidation of US Customs Brokerage Processing Center in Dallas, higher bonuses, and hiring highly skilled employees to handle growing change in the industry and annual increases in compensation levels. Operating expenses as a percentage of net revenue rose to 99.5% from 96.0% in the prior year. The Company is committed to the reduction of operating expenses through the continuing implementation of its strategic plan by focusing resources, training personnel, and emphasizing customer satisfaction.

         In January 2000, a new US Customs Brokerage Processing Center was opened in Dallas, Texas. For the year ended May 31, 2000, the Company incurred consolidation costs of $6.3 million. These costs relate primarily to job relocation and general implementation expenses. Without these non-recurring costs, diluted earnings per share for the year would have been 59 cents. The Company is expected to experience favorable impacts on future earnings beginning with fiscal year 2001 as a result of these investments.


         Foreign Operations:

         Revenue and Net Revenue:

         Revenue increased by 23.9% and net revenue increased 9.3% reflecting the Company's continuous effort to provide high quality service that primarily focuses on customer satisfaction resulting in maintaining existing clients.

         The effect of translation rate changes during the period resulted in a decrease in net revenue during 2000 of approximately $11.9 million. The resultant growth rate was adversely affected by approximately 4.4 percentage points.

         Customs brokerage revenue and net revenue increased 10.8% primarily due to increases in files processed from existing major clients. Results reflect significant improvement in Canada and Latin America.

         Ocean freight forwarding revenue increased by 22.2% while net revenue increased by 6.8%. Ocean freight demand remained strong throughout the year. During the year the Company continued to expand market share by offering competitive market rates to customers. Both ocean outbound services and ocean inbound services showed significant increase in volume in shipments generated from existing and new customers particularly in Canada, United Kingdom and Europe. The United Kingdom accounted for 39.8% increase in revenue. The minimal growth in net revenue is due to ocean export revenue, which consists of fees and commissions, and was negatively impacted because lower shipping costs produce lower commissions.

         Air freight forwarding revenue increased by 27.5% and net revenue increased 5% primarily due to a volume increase in shipments from the Asia to North America and Europe. The United Kingdom and Hong Kong accounted for 65.0% of the favorable increase in gross revenue. Focusing on aggressive sales with existing clients in the local market to the revenue growth particularly in Asia.

         Material management and distribution revenue increased by 21.8% and net revenue increased 20.7%. The opening of the Company's 400,000 plus square foot warehouse in South China in the first quarter of fiscal 2000 has provided the Company significant growth in revenue and net revenue for these services. In addition, Europe's continuous growth in this area contributed significantly to the increase in revenue and net revenue. The United Kingdom reported a 47.2% increase in revenue and 38.7% increase in net revenue. Other locations that had significant favorable increases in revenue were Austria, Switzerland and the Netherlands.

         Operating Expenses:

         Operating expenses increased 2.8% as a result of hiring new employees from top management to operational level to improve customer satisfaction and handle growing change in the industry and annual increases in different compensation levels. Operating expenses as a percentage of net revenue decreased to 89.6% in 2000 from 95.3% in 1999.


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

         Material management and distribution revenue increased by 9.9%, however net revenue remained at prior year levels. The scheduled opening of the Company's 400,000 plus square foot warehouse in South China in the first quarter of fiscal 2000 should position the Company for further growth in revenue and net revenue for these services.

         Operating Expenses:

         Operating expenses increased 1.4%. Salaries and related costs increased due to higher labor costs associated with Year 2000 compliance and the implementation of the Company's new global transportation and financial systems. Operating expenses as a percentage of net revenue were 95.3% in 1999 and 95.7% in 1998.


         Liquidity and Capital Resources

         Cash and equivalents were $55.5 million at May 31, 2000, representing a 9.7% increase from $50.6 million at May 31,1999. Positive operational cash flow of $15.0 million was used to partially fund capital expenditures of $35.7 million resulting in negative free cash flow of $20.7 million. Capital expenditures consisted mostly of expenditures for computer hardware and software, leasehold improvements, and warehouse equipment. The disappointing free cash flow performance can be explained by an increase in working capital requirements during the year, particularly in accounts receivable. The size and growth of the company's pass-thru billings is one of the primary reasons for the increase in accounts receivable, and a number of initiatives are underway to address this issue.

         The Company paid cash of $1.6 million relating to prior acquisitions. These payments consisted of reductions to existing debt totaling $1.5 million and $0.1million for contingency payments to the sellers of previously acquired businesses and to purchase all or part of the remaining minority interest in previously acquired companies.

         On March 27, 1998, the Company entered into a $100 million syndicated multi-currency credit facility (Credit Facility), maturing March 2001. In March 1999, this facility was extended to expire in March 2002. The purpose of the Credit Facility is to provide letters of credit and working capital not covered by internally generated funds. The Company must maintain compliance with certain financial covenants such as: 1) minimum working capital, 2) minimum net worth, 3) maximum leverage ratio, 4) minimum fixed charge coverage ratio, and 5) maximum capital expenditures. As of May 31, 2000, the balance outstanding under the Credit Facility was $33.6 million and the weighted average floating interest rate as of that date was 7.2%. At May 31, 2000, the Company was contingently liable for letters of credit of $15.4 million which reduces the Company's borrowing capacity under the current credit facility. Therefore, the Company's total available capacity under the credit facility as of May 31, 2000 was approximately $51.0 million. The Company had $10.7 million in similar letters of credit outstanding at May 31, 1999 under the Company's credit facility then in effect.

         On May 26, 2000, the Company entered into a $25 million credit facility with the Bank of America maturing on August 15, 2000. The facility bears interest based on LIBOR and 1.375% and requires compliance with the covenants contained in the existing $100 million syndicated bank credit facility. This facility is intended to temporarily add borrowing capacity during the early part of the Company's peak season while the Company negotiates a new expanded syndicated bank credit facility. The Company has engaged Bank of America to lead this syndication process.

         The Company makes significant disbursements on behalf of its customers for items such as customs duty and taxes and carrier payments. Billings to customers for these disbursements, which can be several times the amount of the revenue derived from these transactions, are not recorded as revenue and expenses in the Company's income statement. These obligations, which greatly exceed reported revenues, are recorded as amounts due from customers and trade accounts payable.

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

         Fritz Companies successfully entered Year 2000 without disruption to its services from the Y2K problem. The Company monitored each significant office located globally on January 1, 2000 to ensure offices had power, telecommunications, and access to systems. Various operational, financial, administrative, and telecommunication systems; PCs; and facilities are reported to be functioning correctly with regard to dates. While the Company is reasonably certain that all systems are functioning and calculating correctly, the Company will continue to monitor its systems, as date-related problems may possibly appear in the future. While the Company has tested all critical systems, they cannot guarantee that all date-related processing or calculation errors have been located and corrected.


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


         The total cost to replace or modify the Company's business systems for Year 2000 compliance was $6.1 million. However, if future date-related problems occur, the total cost may increase. The funding for Y2K compliance has been paid through internally generated cash flows from operations or borrowed funds.


         New Accounting Standards

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for
         Derivative   Instruments   and  Hedging   Activities".   SFAS  No.  133
         establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is currently evaluating the impact, if any, of SFAS no. 133, as amended by SFAS No. 137 and SFAS No. 138, which is effective for all quarters of fiscal years beginning after June 15, 2000.

         In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements as amended by SAB 101A, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basis criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. In June 2000, the SEC issued SAB 101B which deferred the effective date of SAB 101 until the last quarter of fiscal years beginning after December 15, 1999. The Company does not expect the adoption of SAB 101 to have a material effect on its consolidated financial position or results of operations.


         In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25. This Interpretation clarifies the application of Opinion 25 for certain issues: (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. Generally, this Interpretation is effective July 1, 2000. The Company does not expect the adoption of Interpretation No. 44 to have a material effect on its consolidated financial position or results of operations.


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

         The Company's translation adjustment and foreign exchange losses for fiscal year 2000 increased due to the strengthening of the U.S. dollar relative to certain currencies of Asia, Europe and Latin America. The charge to equity in the currency translation adjustment during 2000 was $7.7 million while net foreign currency gains realized during fiscal year 2000 were approximately $1.6 million. Devaluation of foreign currencies could adversely impact the financial results of operations in future periods.

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

         Additional risks and uncertainties include:

                  (i) The  Company's  ability to continue its program to improve operating  results  and cash  flows,
                 (ii)  Dependence  of the Company  on  international   trade
                       resulting from favorable worldwide economic conditions,
                (iii) Dependence of the Company on continued services of key executives and managers,
                 (vi) The possible inability of the Company's information systems to keep pace with the increasing complexity and growth of the Company's business.
                  (v) The increasing level of investment required by the transition of the Company from prior predominance of customs brokerage revenue to an increasing emphasis on integrated logistics and providing a full range of
                       international    transportation    and   supply   chain
                       management services,
                 (vi) Other risks disclosed elsewhere in this Form 10-K or in the Company's other filings with the Securities and Exchange Commission.


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

         The Company utilizes derivative financial instruments to reduce foreign currency exchange and interest rate risks. The Company does not enter into financial instruments for trading or speculative purposes. Gains and losses on forward exchange contracts used to hedge the currency fluctuations on transactions denominated in foreign currencies and the offsetting losses and gains on hedged transactions are recorded in the "Other income (expenses)" caption in the income statement.

         The Company manages its currency risks through a variety of means, such as employing financial derivatives, converting local cash to US dollars, and accelerating and decelerating payments among the Company's offices and agents. Financial derivatives typically take the form of forward foreign exchange contracts, though options are occasionally purchased to hedge certain transactions.

         As of May 31, 2000, the Company had forward contracts outstanding of $28.6 million equivalent value and had no option contracts maturities ranging from June 1, 2000 to July 3, 2000, with weighted average maturity of one day. The estimated fair value of foreign currency contracts represent the amount required ot enter into offsetting contracts with similar remaining maturities based on quoted market prices. At May 31, 2000, the difference between the contract amounts and the fair values was immaterial. A 10.0% change in value of the functional currency relative to the underlying currency of these forward contracts would negatively impact the Company's earnings by $2.9 million. However, these forwards contracts hedge underlying payables or receivables and therefore the net impact of the change in currency values would be negligible.

         The Company's earnings are sensitive to changes in foreign exchange rates due to the revaluation of monetary assets and liabilities. These balance sheet items, denominated in non-functional currency include cash, accounts receivable, accounts payable and debt.

         The table below provides the U.S. dollar equivalent of these balances summarized as assets and liabilities and shows the sensitivity of the net exposure to a 10.0% change in value of the functional currency relative to the non-functional currency.





         ($ amounts in millions)
                                                                                            Gain/ (Loss) if
                                                                                          Functional Currency
         Non-Functional         Cash             A/P &                                Appreciates       Depreciates
         Currency               & A/R            Debt            Net Exposure               10%              10%


         U.S. Dollar            137.5            (42.5)             94.9                   (9.5)             9.5

         All Other               23.9            (42.6)            (18.7)                   1.9             (1.9)


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

         The Company uses an interest rate swap to manage the interest cost and the risk associated with changing interest rates. As interest rates change, the differential paid or received is recognized in interest expense of the period.

         As of May 31, 2000, the Company had an interest rate swap outstanding with notional value of SGD 7,000. This swap mitigates the interest exposure of a subsidiary's long-term debt. The interest swap will mature in the year 2002. It requires the Company to pay interest at a fixed rate of 6.5%, and receive interest at the floating rate based on the Singapore Interbank Offered Rate, which was 2.6% on May 31, 2000. The fair value of this instrument represents the estimated receipts or payments that would be made to terminate the agreement.
         At May 31, 2000, the Company would have paid $348 to terminate the agreement.

         At May 31, 2000 the Company had $55.5 million of cash and cash equivalents, subject to variable, short-term interest rates. On the same date, the Company had debt obligations of $119.4 million, of which $36.3 million was subject to variable, short-term interest rate risk. In addition, the Company had $13.7 million of off-balance sheet transactions which were subject to variable interest rate risk. The net exposure of the Company to variable, short-term interest rate risk is therefore $5.5 million. A hypothetical increase or decrease in variable, short-term interest rates of 1% would have an immaterial effect on the Company's earnings.


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



         Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III


         Item 10 - Directors and Executive Officers of the Registrant

         The information required by this item is incorporated herein by reference from the sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's definitive proxy statement to be filed with the Securities and Exchange Commission no later than 120 days after the Company's year end and to be delivered by the Company to its shareholders in conjunction with the 2000 Annual Meeting of Shareholders. See also Item 1 above.


         Item 11    -   Executive Compensation

         The information required by this item is incorporated herein by reference from the sections entitled "Compensation of Executive Officers," "Options Granted to Executive Officers" and "Employment Agreements" of the Company's definitive proxy statement to be filed with the Securities and Exchange Commission no later than 120 days after the Company's year end and to be delivered by the Company to its shareholders in conjunction with the 2000 Annual Meeting of Shareholders.


         Item 12  -   Security Ownership of Certain Beneficial Owners and
         Management

         The information required by this item is incorporated herein by reference from the section entitled "Ownership of Management and Principal Stockholders" of the Company's definitive proxy statement to be filed with the Securities and Exchange Commission no later than 120 days after the Company's year end and to be delivered by the Company to its shareholders in conjunction with the 2000 Annual Meeting of Shareholders.


         Item 13    -   Certain Relationships and Related Transactions

         The information required by this item is incorporated herein by reference from the section entitled "Transactions with the Company" of the Company's definitive proxy statement to be filed with the Securities and Exchange Commission no later than 120 days after the
         Company's year end and to be delivered by the Company to its shareholders in conjunction with the 2000 Annual Meeting of Shareholders.

                                     PART IV

         Item 14    -   Exhibits, Financial Statement Schedules and Reports on
                        Form 8-K

         (a)    The following documents are filed as part of this report on
                Form 10-K:                                              Page No.

                (1)   Consolidated Financial Statements of the Company:
                           Consolidated Balance Sheets                      F-1
                           Consolidated Statements of Operations            F-2
                           Consolidated Statements of Stockholders' Equity
                           And Comprehensive Income                         F-3
                           Consolidated Statements of Cash Flows            F-4
                           Notes to Consolidated Financial Statements       F-5
                           Independent Auditors' Report                     F-22

                (2)   Financial Statement Schedules:

                           Schedule II - Valuation and Qualifying Accounts  F-23

                           All other schedules are omitted by absence of conditions under which they would be required or because the required information is included in the consolidated financial statements or notes thereto.

                (3) Exhibits:

                           See attached Exhibit Index                    F-24

         (b) The Company filed the following reports on Form 8-K from March 1, 2000 through the date hereof in 2000:

                  1. On August 20,  1999,  the Company  entered into an
                     agreement with Federal Express Corporation to amend the existing U.S. Customs Brokerage Service Agreement dated August 25, 1998.

                                   Signatures

         Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Date:    August 8, 2000

                                                      FRITZ COMPANIES, INC.

                                                      By     /s/ Lynn C. Fritz
                                                                 Lynn C. Fritz
                                                         Chairman of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on August 8, 2000 by the following persons on behalf of the registrant and in the capacities indicated.

         Signature                Title                          Date

         /s/ Lynn C. Fritz        Chairman of the Board          August 8, 2000
         Lynn C. Fritz

         /s/ Raymond L. Smith     Chief Executive Officer        August 8, 2000
         Raymond L. Smith

         /s/ Graham R. F. Napier  Chief Operating Officer        August 8, 2000
         Graham F. R. Napier


         /s/ Ronald F. Dutt       Executive Vice President       August 8, 2000
         Ronald F. Dutt           and Chief Financial Officer
                                  and Principal Financial Officer

         /s/ Janice J. Washburn   Vice President and Controller  August 8, 2000
         Janice J. Washburn

         /s/ James E. Gilleran    Director                       August 8, 2000
         James E. Gilleran

         /s/ Preston Martin       Director                       August 8, 2000
         Preston Martin

         /s/ Paul Otellini        Director                       August 8, 2000
         Paul Otellini

         /s/ William J. Razzouk   Director                       August 8, 2000
         William J. Razzouk

FRITZ COMPANIES, INC.                                                FORM 10-K
         F-45




                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)


                                                                                             May 31,             May 31,
                                                                                              2000                1999
                                                                                           ------------         ----------

                                                                       ASSETS


    CURRENT ASSETS:
        Cash and equivalents                                                            $       55,481       $     50,599
        Accounts receivable, net of allowance for
            doubtful accounts of $19,381 in 2000 and $20,466 in 1999                           485,679            396,640
        Deferred income taxes                                                                   14,468             16,461
        Prepaids and other current assets                                                       13,132             17,860
                                                                                           ------------         ----------
        Total current assets                                                                   568,760            481,560
                                                                                           ------------         ----------

    PROPERTY AND EQUIPMENT - NET                                                               110,208            103,535
                                                                                           ------------         ----------
    OTHER ASSETS:
        Intangibles, net of accumulated amortization of $25,348
            in 2000 and $21,362 in 1999                                                        107,148            112,666
        Deferred income taxes                                                                   24,903             13,395
        Other assets                                                                            14,213             15,752
                                                                                           ------------         ----------
        Total other assets                                                                     146,264            141,813
                                                                                           ------------         ----------

             TOTAL ASSETS                                                               $      825,232       $    726,908
                                                                                           ============         ==========

                                            LIABILITIES AND STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES:
         Current portion of long-term obligations and short-term
           borrowings                                                                   $        2,479       $      4,333
         Accounts payable                                                                      291,576            255,706
         Accrued liabilities                                                                   113,370             87,562
         Income tax payable                                                                     18,089             15,348
                                                                                           ------------         ----------
         Total current liabilities                                                             425,514            362,949
                                                                                           ------------         ----------

    LONG-TERM OBLIGATIONS                                                                      116,891             89,606
    OTHER LIABILITIES                                                                            8,472             10,271
                                                                                           ------------         ----------
             TOTAL LIABILITIES                                                                 550,877            462,826
                                                                                           ------------         ----------

    COMMITMENTS AND CONTINGENCIES

    STOCKHOLDERS' EQUITY
    Common stock: par value $.01 per share;
              60,000 shares authorized, 36,702 shares
              issued and outstanding, (36,420 shares
              issued and outstanding in 1999)                                                      366                364
    Additional paid-in capital                                                                 139,474            138,369
    Treasury stock - at cost                                                                      (706)              (174)
    Retained earnings                                                                          161,862            144,437
    Accumulated other comprehensive loss                                                       (26,641)           (18,914)
                                                                                           ------------         ----------
         Total stockholders' equity                                                            274,355            264,082
                                                                                                                ----------
                                                                                           ============
             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $      825,232       $    726,908
                                                                                           ============         ==========






      See   accompanying    notes   to   consolidated financial statements.



                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)


                                                                                  Year Ended May 31,
                                                             ----------------- --- ---------------- -- -----------------
                                                                         2000                 1999                 1998
                                                             -----------------     ----------------    -----------------


REVENUE                                                   $         1,612,691   $        1,387,727  $         1,300,083
FREIGHT CONSOLIDATION COSTS                                           993,351              809,750              741,818
                                                             -----------------     ----------------    -----------------
NET REVENUE                                                           619,340              577,977              558,265
                                                             -----------------     ----------------    -----------------

OPERATING EXPENSES
   Salaries and related costs                                         354,749              342,211              326,025
   CHB consolidation costs                                              6,253                    0                    0
   General and administrative                                         225,811              210,715              206,427
                                                             -----------------     ----------------    -----------------
     Total operating expenses                                         586,813              552,926              532,452
                                                             -----------------     ----------------    -----------------

INCOME FROM OPERATIONS                                                 32,527               25,051               25,813
OTHER INCOME (EXPENSE)                                                 (6,347)              (5,268)                789
                                                             -----------------     ----------------    -----------------
INCOME BEFORE  INCOME TAX EXPENSE                                      26,180               19,783               26,602
INCOME TAX EXPENSE                                                      8,755                6,331                8,512
                                                             -----------------     ----------------    -----------------

NET INCOME                                                $            17,425   $           13,452  $            18,090
                                                             =================     ================    =================


Weighted average shares outstanding - Basic                            36,572               36,203               35,744
                                                             =================     ================    =================

Net income per share - Basic                              $               .48   $              .37  $               .51
                                                             =================     ================    =================

Weighted average shares outstanding - Diluted                          36,729               36,290               36,128
                                                             =================     ================    =================

Net income per share - Diluted                            $               .47   $              .37  $               .50
                                                             =================     ================    =================


























       See   accompanying    notes   to   consolidated financial statements.


       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                 (In Thousands)


                                                                                                        Accumulated
                                                         Additional                                        Other           Total
                                                          Paid-In      Retained       Treasury Stock   Comprehensive   Stockholders'
                                                                                  -------------------
                                      Shares    Amount    Capital      Earnings    Shares     Amount      Loss            Equity
                                    ---------   -------  -----------  ----------- --------  ---------  ------------   --------------

Balance, May 31, 1997               35,445      $  354    $ 124,424   $  112,895        0   $       0   $  (2,978)    $     234,695

Net income                                                                18,090                                             18,090
Foreign currency translation
   adjustment                                                                                              (9,835)           (9,835)
                                                                                                                        ------------
Comprehensive loss                                                                                                            8,255
Common stock issued in acquisition
   of companies                          161         2        2,155                                                           2,157
Stock grants and options exercised       251         3        4,796                                                           4,799
Employee Stock Purchase Plan              39                    422                                                             422

                                    ---------     -----     --------    --------- --------  ----------  -----------    -------------
Balance, May 31, 1998                 35,896    $  359    $ 131,797   $  130,985        0   $       0   $  (12,813)    $    250,328

Net income                                                                13,452                                             13,452
Foreign currency translation
   adjustment                                                                                               (6,101)          (6,101)
                                                                                                                       -------------
Comprehensive income                                                                                                          7,351
Common stock issued in acquisition
   of companies                           90         1          699                                                             700
Stock grants and options exercised       388         4        5,484                                                           5,488

Employee stock purchase plan              46                    389                                                             389

Treasury stock purchases                                                              (27)       (174)                         (174)
                                    ---------     -----     --------    --------- ---------   ---------  -----------     -----------
Balance, May 31, 1999                 36,420    $  364    $ 138,369   $  144,437      (27)    $  (174)   $ (18,914)    $    264,082
                                    ---------     -----     --------    --------- ---------   ---------  -----------     -----------

Net income                                                                17,425                                             17,425
Foreign currency translation
   adjustment                                                                                               (7,727)          (7,727)
                                                                                                                         -----------
Comprehensive income                                                                                                          9,698
Stock grants and options exercised       254         2          749                                                             751
Employee stock purchase plan              28                    356                                                             356

Treasury stock purchases                                                              (60)        (532)                        (532)
                                    =========     =====     ========    ========= =========   ==========  ===========    ===========
Balance, May 31, 2000                 36,702    $  366    $ 139,474   $  161,862      (87)    $   (706)   $ (26,641)    $   274,355
                                    =========     =====     ========    ========= =========   ==========  ===========    ===========






















         See   accompanying    notes   to   consolidated financial statements.


                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                      Year Ended May 31,
                                                                       -------------- --- ---------------- --- ----------------
                                                                           2000                1999                 1998
                                                                       --------------     ----------------     ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                    $        17,425    $          13,452    $          18,090
      Adjustments to reconcile net income to net cash
          provided by (used in) operating activities:
          Depreciation and amortization                                      28,373               27,508               26,385
          Deferred income taxes                                              (9,515)              (9,479)              (6,358)

          Stock compensation                                                   ----                1,922                4,412
          Other                                                               1,591                  485               (1,073)
          Effect of changes in:
            Receivables, net                                                (89,039)               9,741               14,253
            Prepaids and other current assets                                 4,728                5,282                4,954
            Payables and accrued liabilities                                 61,406                8,441               (5,605)
                                                                       --------------     ----------------     ----------------
      Net cash provided by operating activities                              14,969               57,352               55,058
                                                                       --------------     ----------------     ----------------






 CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                                  (35,679)             (35,749)             (21,797)
      Acquisitions, net of cash acquired                                        (71)              (4,701)              (6,621)
      Payment of acquisition related debt                                    (1,508)              (4,313)              (8,758)
      Proceeds from sale of fixed assets                                      1,842                3,802                3,485
      Investment in foreign affiliates                                          403                 ----                 ----
      Acquisition of long term lease                                           ----               (5,160)                ----
      Other                                                                   2,050                 (717)              (2,806)
                                                                       --------------     ----------------     ----------------
      Net cash used in investing activities                                 (32,963)             (46,838)             (36,497)
                                                                       --------------     ----------------     ----------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
      Net increase (decrease) in short-term borrowings                         ----                 ----              (11,991)
      Proceeds from issuance of long-term obligations                        30,619                1,180               11,695
      Re-payments of long-term obligations                                   (3,259)              (9,197)              (4,378)
      Proceeds from stock options exercised                                   1,417                  925                  389
      Employee stock purchases                                                  356                  388                  422
      Purchase of treasury stock                                               (532)                (174)                ----
      Other                                                                    ----                 ----                 (303)
                                                                       --------------     ----------------     ----------------
      Net cash provided by (used in)   financing activities                  28,601               (6,878)              (4,166)

                                                                       --------------     ----------------     ----------------
 Foreign currency translation effect on cash                                 (5,725)              (6,972)              (3,828)
                                                                       --------------     ----------------     ----------------
 INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                   4,882              (3,336)              10,567

 CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                  50,599              53,935               43,368
                                                                       --------------     ----------------     ----------------

 CASH AND EQUIVALENTS AT END OF PERIOD                              $         55,481    $         50,599    $          53,935
                                                                       ==============     ================     ================

 OTHER CASH FLOW INFORMATION:
      Income taxes paid                                             $        20,593    $          13,940    $           9,640

                                                                       ==============     ================     ================
      Interest paid                                                 $        10,019    $           7,222    $           8,471
                                                                       ==============     ================     ================
      Noncash   investing   and  financing   activities   in   connection   with
      acquisitions:
         Receivables assumed                                        $          ----    $            ----    $          (6,084)
                                                                       ==============     ================     ================
         Payables and accrued liabilities assumed                   $          ----    $            ----    $           6,557
                                                                       ==============     ================     ================
         Capital stock issued                                       $          ----    $             700    $           2,155
                                                                       ==============     ================     ================
         Other                                                      $          ----    $            ----    $          (2,628)
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


         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (In Thousands, Except Per Share Amounts)

         Note 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


         Fritz Companies, Inc. (the Company) is a specialist in providing global logistics services and related information services for importers and shippers worldwide. The Company is primarily engaged in providing logistics management, international air and ocean freight forwarding, customs brokerage, and material management and distribution services. Fritz delivers comprehensive supply chain solutions to its customers worldwide by providing flexible door-to-door transportation and material management using sophisticated information systems. The Company also provides value-added services through logistics information as well as international and domestic movement of goods customarily provided by traditional freight forwarders. These services are designed to provide integrated global logistics solutions for customers to streamline their operations, improve their inventory management information and enhance their profitability and to provide customers with more efficient and effective international transportation strategies. The Fritz network is composed of highly trained professionals working in more than 400 locations in 120 countries.

A.       Basis of Presentation:

              The consolidated financial statements include the accounts of Fritz Companies, Inc. (the Company) and all significant domestic and international companies wherein the Company has more than a 50% equity ownership or otherwise exercises control. The Company's interest in 20% to 50% owned companies are recorded using the equity method. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform with the current year's financial statement presentation.

              All significant intercompany accounts and transactions have been eliminated in consolidation. All dollar amounts are presented in thousands except for share data.

B.       Cash and Equivalents:

              Cash and equivalents include demand deposits and short-term investments with original maturities of three months or less.

C.       Property and Equipment:

              Property  and  equipment  are  stated at cost.  Depreciation  and
              amortization  are  determined  using  the  straight-line   method.
              Estimated useful lives of major categories of property and equipment are as follows:

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

                  Maintenance and repair expenditures and renewal of minor items are charged to expense when incurred.

D.       Intangibles:

              Intangibles, including goodwill, customers' lists and covenants-not-to-compete, result from business acquisitions. Amortization is determined using the straight-line method over the estimated useful lives of the intangible assets as follows:

                     Goodwill and customers' lists                 40   Years
                     Covenants-not-to-compete                   2 - 5   Years


              Net intangibles as of May 31, 2000 include goodwill, customers' lists of $ 107,045 and covenants-not-to-compete of $103.

              In accordance  with  Statement of Financial  Accounting  Standards
              (SFAS) No. 121, "Accounting for the Impairment of Long-lived Assets and for Assets to be Disposed of," long-lived assets, including certain identifiable goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by a comparison of the carrying amount of such assets against the undiscounted future cash flows expected to be generated by the assets. If such assets are determined to be impaired, the impairment to be recognized is measured by the amount by which the assets' carrying amounts exceed the assets' discounted future cash flows.

E.       Foreign Currency Translation:

              Foreign currency amounts attributable to foreign operations assets and liabilities have been translated to U.S. Dollars using year-end exchange rates, and related revenues and expenses have been translated at average annual rates of exchange in effect during the year. Unrealized gains or losses arising from fluctuations in the year-end exchange rates are generally recorded as "Accumulated Other Comprehensive Income" in stockholders' equity. Transaction gains and losses from foreign exchange transactions are included in results of operations.


F.       Comprehensive Income:

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

              During the years ended May 31, 2000 and 1999, the Company maintained its policy to reinvest the earnings of the non-United States subsidiaries as a long-term commitment. Accordingly, the "foreign currency translation adjustments" have not been adjusted for United States taxes.



G.       Off-Balance Sheet Risk and Concentration of Credit Risk:

              Financial instruments which potentially subject the Company to concentrations of credit risk are principally represented by temporary cash investments and accounts receivable. The Company places its temporary cash investments with financial institutions to limit its risk of loss.

              The Company's customer base is representative of a wide range of industries and includes customers located throughout the world. The Company had no significant concentration of credit risk as of May 31, 2000 or 1999.


H.       Derivative Financial Instruments

              The Company utilizes derivative financial instruments to reduce foreign currency exchange and interest rate risks. The Company does not enter into financial instruments for trading or speculative purposes. Gains and losses on forward exhange contracts used to hedge the currency fluctuations on transactions denominated in foreign currencies and the offsetting losses and gains on hedged transactions are recorded in the "Other income (expenses)" caption in the income statement.

              The Company uses an interest rate swap to manage the interest cost and the risk associated with changing interest rates. As interest rates change, the differential paid or received is recognized in interest expense of the period.

I.       Revenue Recognition:

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

J.       Net Income Per Share:

              The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," effective December 1, 1997. Basic and diluted earnings per share are presented below:


                                                                                                Year Ended May 31,
                                                                                       2000            1999            1998
                                                                                    -----------     -----------     -----------

       Basic:
           Net income                                                            $      17,425   $      13,452   $      18,090
           Weighted-average number of common shares outstanding                         36,572          36,203          35,744
              Basic earnings per common share                                    $        0.48            0.37   $        0.51
                                                                                    ===========     ===========     ===========

         Diluted:
           Net income                                                            $      17,425   $      13,452   $      18,090
         Shares:
           Weighted-average number of common shares outstanding                         36,572          36,203          35,744
           Potentially dilutive common shares                                              157              87             384
                                                                                    -----------     -----------     -----------
              Total shares                                                              36,729          36,290          36,128
              Diluted earnings per common share                                  $        0.47   $        0.37   $        0.50
                                                                                    ===========     ===========     ===========


         Options totaling 1,306,806 shares with an exercise price ranging from $10.875 to $28.625 (greater than the average market price of common shares) were not included in the computation of diluted earnings per share, as they were anti-dilutive.

K.       Income Taxes:

              The Company uses the asset and liability method of accounting for income taxes as prescribed by SFAS No. 109, " Accounting for Income Taxes". Under this method, the net deferred tax asset or liability is determined based on the tax effects of differences between book and tax bases of various balance sheet assets and liabilities and gives current recognition to the effect of any change in tax rates and laws.

L.       Stock Options:

              The Company adopted SFAS No.123, "Accounting for Stock-Based Compensation," established accounting and reporting standards for stock-based compensation plans. The statement allows companies to choose, for employee compensation plans, between the "fair value based method of accounting" as defined in this statement and the "intrinsic" method based on accounting as prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees". The Company has chosen to continue to apply the provisions of APB No. 25 to its employee stock option plans. Accordingly, compensation expense has only been recognized in the Consolidated Statements of Operations when the quoted market price of the Company's stock at the date of the grant exceeds the option exercise price.

M.       Use of Estimates:

              In conformity with generally accepted accounting principles, the Company uses assumptions and estimates that affect the reported amounts of the assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates.


         Note 2.     PROPERTY AND EQUIPMENT

         Property and equipment consist of the following:


                                                                                                 May 31,
                                                                               --------------------------------------------
                                                                                       2000                      1999
                                                                               --- -------------             --------------

         Land                                                                   $          1,172          $             950
         Buildings and leasehold improvements                                             51,714                     40,479
         Furniture and equipment                                                          64,624                     72,836
         Computer hardware and software                                                  102,828                     82,414
         Software development in progress                                                    680                      3,482
                                                                                   -------------             --------------
              Total                                                                      221,018                    200,161
         Less accumulated depreciation and amortization                                 (110,810)                   (96,626)
                                                                                   -------------             --------------
              Total                                                             $        110,208          $         103,535
                                                                                   =============             ==============


         Depreciation and amortization of property and equipment amounted to $23,998 in 2000, $22,611 in 1999, and $21,125 in 1998. Software
         development in progress includes external costs incurred to develop software which has not been completed as of balance sheet date. During the years ended May 31, 2000 and 1999, $3,693 and $444, respectively, represented software development costs completed and transferred to "Computer hardware and software."


         Note 3. OBLIGATIONS AND BORROWINGS

         Short-term   borrowings  and  long-term   obligations  consist  of  the
         following:

                                                                                                       May 31,
                                                                                          ----------------------------------
                                                                                             2000                  1999
                                                                                          ------------          ------------


         Long-term obligations:
              6.43% Senior Notes due on April 15, 2003, interest payable
              semi-annually                                                            $       75,000        $       75,000

         Bank credit agreement providing a $100 million
              credit  facility  maturing  March 27, 2002 with  interest at LIBOR
              (6.7% as of May 31, 2000) plus 0.325% to 0.750% as  determined  by
              fixed charge coverage ratio                                                      33,600                 4,500


         Installment obligations related to acquisitions,
              non-interest  bearing, due 2001 - 2002 (less unamortized discount, based on imputed  interest rate of 7.0% -  approximately  $150 and
              $117 in 2000 and 1999, respectively)                                              2,068                 3,888


         Term note  payable to a bank dated June 18, 1997,  bearing  interest at
              SIBOR (2.6% as of May 31, 2000) plus a margin ranging from 0.5% to
              0.7% with seven quarterly  payments of $250 beginning October 2000
              remaining balance in June 2002                                                    6,784                 7,245


         Other obligations                                                                      1,918                 3,306
                                                                                          ------------          ------------
              Total long-term obligations                                                     119,370                93,939

                 Less current portion                                                          (2,479)               (4,333)
                                                                                          ------------          ------------

              Net long-term obligations                                                $      116,891         $      89,606
                                                                                          ============          ============


         At May 31, 2000, the Company's aggregate maturing long-term obligations and short-term borrowings for the fiscal years 2001 through 2005 were $2,479; $35,397; $81,385; $86 and $23, respectively and none thereafter. The carrying value of the Company's long-term obligations approximates their fair value.

         On March 27, 1998, the Company entered into a $100 million syndicated multi-currency credit facility (Credit Facility), maturing March 2002. The purpose of the Credit Facility is to provide letters of credit and working capital not covered by internally generated funds. The Company must maintain compliance with certain financial covenants such as: 1) minimum working capital, 2) minimum net worth, 3) maximum leverage ratio, 4) minimum fixed charge coverage ratio, and 5) maximum capital expenditures. As of May 31, 2000, the balance outstanding under the Credit Facility was $33.6 million and the weighted average floating interest rate as of that date was 7.2%. At May 31, 2000, the Company was contingently liable for letters of credit of $15.4 million which reduces the Company's borrowing capacity under the current credit facility. The Company had $10.7 million in similar letters of credit outstanding at May 31, 1999 under the Company's credit facility then in effect.


         As of May 31, 2000, the Company had forward contracts outstanding of $28.6 million equivalent value and had no option contracts maturities ranging from June 1, 2000 to July 3, 2000, with weighted average maturity of one day. The estimated fair value of foreign currency contracts represent the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. At May 31, 2000, the difference between the contract amounts and the fair values was immaterial.

         As of May 31, 2000, the Company had an interest rate swap outstanding with a notional value of SGD 7,000. This swap mitigates the interest exposure of a subsidiary's long-term debt. The interest swap will mature in the year 2002. It requires the Company to pay interest at a fixed rate of 6.5%, and receive interest at the floating rate based on the Singapore Interbank Offered Rate, which was 2.6% on May 31, 2000. The fair value of this instrument represents the estimated receipts or payments that would be made to terminate the agreement. At May 31, 2000, the Company would have paid $348 to terminate the agreement.

         At May 31, 2000, the Company had $55.5 million of cash and cash equivalents, subject to variable, short-term interest rates. On the same date, the Company had debt obligations of $119.4 million, of which $36.3 million was subject to variable, short-term interest rate risk. In addition, the Company had $13.7 million of off-balance sheet transactions, which were subject to variable interest rate risk. The net exposure of the Company to variable, short-term interest rate risk is therefore $5.5 million. A hypothetical increase or decrease in variable, short-term interest rates of 1% would have an immaterial effect on the Company's earnings.




         The Company is in compliance with its various financial covenants such as leverage, fixed charge coverage and current ratios within its other credit agreements, many of which include cross default provisions tied to the Credit Facility.

         Information regarding the Company's activity in the Credit Facility is as follows:


                                                                                    For the Year Ended May 31,
                                                                        ----------------------------------------------------

                                                                               2000             1999                 1998
                                                                        -- -----------     -------------         -----------

          Maximum amount outstanding during period                      $      87,100     $         25,500      $       41,000
          Average amount outstanding during period                      $      51,938     $          7,316      $       20,184
          Weighted average interest rate during period                           6.7%                 6.0%                6.7%



         Note 4. - INCOME TAXES

         The current and deferred components of income tax expense (benefit) are as follows:



                                                                                   For the Year Ended May 31,
                                                                       -----------------------------------------------------
                                                                         2000                  1999               1998
                                                                       ------------         -------------       ------------

        Current
           Federal                                                 $          ---       $           ---     $        2,022
           State                                                              ---                   ---              2,334
           Foreign                                                         18,270                15,810             10,514
                                                                       ------------         -------------       ------------
              Total current                                                18,270                15,810             14,870
                                                                       ------------         -------------       ------------
         Deferred
           Federal                                                         (8,229)               (9,231)            (4,237)
           State                                                           (1,281)               (1,438)            (2,662)
           Foreign                                                             (5)                1,190                541
                                                                       ------------         -------------       ------------
             Total deferred                                                (9,515)               (9,479)            (6,358)
                                                                       ============         =============       ============
         Total                                                     $        8,755       $         6,331     $        8,512
                                                                       ============         =============       ============

         Sources of income (loss) before income taxes are as follows:


                                                                    For the Year Ended May 31,
                                                  -----------------------------------------------------------------
                                                         2000                   1999                     1998
                                                      -------------         ---------------          --------------

                   United States                  $       (28,364)      $         (28,839)       $         (7,944)
                   Foreign                                 54,544                  48,622                  34,546
                                                      =============         ===============          ==============
                     Total                        $        26,180       $          19,783        $         26,602
                                                      =============         ===============          ==============










The following provides a reconciliation of the statutory federal income tax rate and provision to the effective income tax rate and provision:



                                                                            For the Year Ended May 31,
                                                 ---------------------------------------------------------------------------------
                                                  2000           %             1999          %               1998           %
                                                 --------     --------       ---------    ---------        ----------    ---------

   Statutory federal income tax expense        $    9,163        35.0    $     6,924         35.0     $      9,311         35.0

   Increases (decreases) resulted from:

   Difference  between foreign tax rate and
       federal rate                                (1,247)       (4.8)            60          0.3           (1,147)        (4.3)
   State taxes benefit,  net of federal
       income tax effect                           (1,281)       (4.9)        (1,516)        (7.7)            (328)        (1.2)
   Amortization of goodwill                           313         1.2            309          1.6              280          1.1
   Meals and entertainment                            188         0.7            219          1.1              197          0.7
   Compensation                                       779         3.0              0          0.0                0          0.0
   Interest                                           231         0.9            148          0.7              171          0.6
   Others                                             609         2.3            187          1.0               28          0.1
                                                  --------    --------     ----------    ---------        ----------    ---------

   Total                                      $     8,755        33.4    $     6,331         32.0     $      8,512         32.0
                                                  ========    ========      =========    =========        ==========    =========


         The significant components of net deferred income tax assets are as follows:


                                                                                             May 31,
                                                                              -------------------------------------
                                                                                    2000                  1999
                                                                              -- -------------      --- -----------

                  Deferred income tax assets:
                  Current:
                       Compensated absences                                       $   2,478           $    2,361
                       Foreign tax credits and other tax  credits                     2,349                2,201
                       Capital loss carryforward                                        850                  595
                       Allowance for doubtful accounts                                3,501                6,354
                       Write-off of duplicate information
                               systems and facilities                                    52                   53
                       Other reserves and accruals                                    6,282                5,841
                                                                              -- -------------      --- -----------
                       Subtotal                                                      15,512               17,405
                  Less: valuation allowance                                          (1,044)                (944)
                                                                              -- -------------      --- -----------

                          Total current deferred income tax assets                   14,468               16,461
                                                                              -- -------------      --- -----------

                  Noncurrent:
                       Net operating loss carryforward                               21,900                9,735
                       Deferred compensation                                          2,325                2,866
                       Other reserves and accruals                                    3,759                3,143
                                                                              -- -------------      --- -----------
                           Subtotal                                                  27,984               15,744
                                                                              -- -------------      --- -----------
                           Total deferred income tax assets                          42,452               32,205
                                                                              -- -------------      --- -----------

                  Deferred noncurrent income tax liabilities:
                       Depreciation and amortization                                 (2,008)              (1,234)
                       Other deferred tax liabilities                                (1,073)              (1,115)
                                                                              -- -------------      --- -----------
                           Subtotal                                                  (3,081)              (2,349)
                                                                              == =============      === ===========
                       Net deferred income tax assets                            $   39,371            $  29,856
                                                                              == =============      === ===========


         The valuation allowance for current deferred income tax assets as of May 31, 2000 and 1999 results from capital loss carryforwards and foreign tax credits. The Company has evaluated the other long-term deferred tax assets and determined no valuation allowance is required as management believes it is more likely than not the other long-term deferred income tax assets will be realized in the future.

         During the years ended May 31, 2000, 1999 and 1998, the Company maintained its policy to reinvest the earnings of the non-United States subsidiaries as a long-term commitment. Accordingly, the "Accumulated other comprehensive income" included in the equity section of the balance sheets have not been adjusted for the effect of U.S. taxes. Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $243 million at May 31, 2000. Additional United States income taxes may be due upon remittance of those earnings (net of foreign tax). If all earnings were distributed, approximately $34 million would be payable at May 31, 2000.


         Note 5. - RELATED PARTY TRANSACTIONS

         The Company paid premiums until 1992 on life insurance policies on the Chairman though the Company is not the beneficiary. Such cumulative premium payments, which approximate surrender value, of $548 in May 31, 2000 and $428 in 1999, are included in other assets. The premiums will be refunded by the beneficiary upon death of the insured or cancellation of the policies, whichever comes first. The Company has no future obligation to pay premiums on these policies.

         Note 6. - COMMITMENTS

         The Company leases office and warehouse space and computer and other office equipment from third parties, including certain non-cancelable operating leases financed by special purpose entities, under operating leases expiring through 2013. Minimum future rental payments by the Company as of May 31, 2000 are as follows:


                                                                 Rental                 Sublease                Net Rental
                                                               Payments                   Income                  Payments
                                                          ---------------           --------------           ---------------

             Year ending May 31,
         --------------------------------------------
             2001                                          $     33,304            $         887             $      32,417
             2002                                                21,438                      282                    21,156
             2003                                                16,651                      222                    16,429
             2004                                                13,078                      169                    12,909
             2005                                                10,777                       63                    10,714
             2006 and thereafter                                 30,750                       63                    30,687
                                                          ===============           ==============           ===============
               Total                                       $    125,998            $       1,686             $     124,312


         Net rental expense from these leases was as follows:


                                                                              For the Year Ended May 31,
                                                                 -----------------------------------------------------
                                                                      2000                 1999               1998
                                                                 -- ----------          -----------        -----------

                   Gross lease expense                             $   60,424       $       59,226     $       54,453
                   Less sublease rental income                         (3,909)              (4,083)            (2,603)
                                                                    ==========          ===========        ===========
                   Net rental expense                              $   56,515       $       55,143     $       51,850
                                                                    ==========          ===========        ===========



         Note 7. - ACQUISITIONS

         Purchases:

         In 2000, the Company acquired the remaining interest of a freight forwarding company for $300 in cash. Intangible assets of $176 was recorded in connection with the acquisition.

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

         The Company entered into certain acquisition agreements which have provisions regarding contingent future payments. As of May 31, 2000, approximately $452 of such future contingent payments exist which have not been recorded by the Company and are dependent upon full achievement of specified net revenue or pretax income levels.

         Intangible assets, including goodwill and covenants not to compete, totaling approximately $272 and $4,130 were recorded in 2000 and 1999, respectively, in connection with current and previous acquisitions. Cash payments made during 2000 of $1,508 represent payments to reduce acquisition debt payable and payments related to contingent purchase price. Amortization expense for intangible assets was approximately $4,375, $4,331 and $4,474 in 2000, 1999, and 1998, respectively.

         The purchase method of accounting was used for all acquisitions made in fiscal years presented herein. The operations of acquired companies are reflected in the Company's consolidated financial statements from their respective dates of acquisition.


         Note 8. - CONTINGENCIES

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

         The Company is unable to predict the ultimate outcome of these litigations and it is possible the outcome could have a significant adverse impact on the Company's future consolidated results of operations, although the amount if any, is not currently estimable. However, the Company believes the ultimate outcome of these matters will not have a significant adverse impact on the Company's consolidated financial position, results of operations and liquidity.

         Note 9. - SEGMENT DISCLOSURE AND GEOGRAPHIC AREA INFORMATION

         The Company operates in the international freight forwarding industry, which encompasses customs brokerage, airfreight and ocean freight forwarding, and material management and distribution. No single customer accounted for ten percent or more of consolidated revenue.

         The Company manages its operations in two segments, United States and Foreign. The Company's Chief Executive Officer reviews operating results and creates operating plans based on these two segments. The Company's two key operations executives represent these segments.
         Bonuses and other incentives are distributed based on the segment results.

         Certain   information   regarding  the  Company's  principal  logistics
         services and operations by geographic areas is summarized below:




                                                                                       Year Ended May 31,
                                                                     -------------- ---- --------------- --- ---------------
                                                                         2000                 1999                1998
                                                                     --------------      ---------------     ---------------

       Net revenue:
             Customs Brokerage                                    $        188,757    $         163,701   $         165,055
             Ocean Freight Forwarding                                      127,224              126,060             120,497
             Airfreight Forwarding                                         171,928              166,832             158,514
             Material Management & Distribution                            131,431              121,384             114,199
                                                                     ==============      ===============     ===============
             Total net revenue                                    $        619,340    $         577,977   $         558,265
                                                                     ==============      ===============     ===============

        Net revenue
             United States                                        $        323,258    $         307,025   $         292,367
                                                                     --------------      ---------------     ---------------
             Canada                                                         52,741               45,349              42,939
             Europe                                                        102,013               96,755              96,157
             China                                                          42,629               37,071              34,431
             Singapore                                                      10,965               10,199              10,888
             Other Asia                                                     47,814               38,579              39,282
             Latin America                                                  39,920               42,999              42,201
                                                                     --------------      ---------------     ---------------
                Total foreign                                              296,082              270,952             265,898
                                                                     --------------      ---------------     ---------------
             Total net revenue                                    $        619,340    $         577,977   $         558,265
                                                                     ==============      ===============     ===============

        Income  (loss) from operations
             United States                                        $          1,659    $          12,195   $          14,511
                                                                     --------------      ---------------     ---------------
             Canada                                                          2,695                1,180                (489)
             Europe                                                          8,502                  562               5,028
             China                                                          13,354                8,007               4,436
             Singapore                                                       1,596                1,349                 617
             Other Asia                                                      8,190                2,582               2,835
             Latin America                                                  (3,469)                (824)             (1,125)
                                                                     --------------      ---------------     ---------------
                Total foreign                                               30,868               12,856              11,302
                                                                     ==============      ===============     ===============
             Total income from operations                         $         32,527    $          25,051   $          25,813
                                                                     ==============      ===============     ===============

        Long-lived Assets
               United States                                      $        102,946    $          98,341   $          90,895
               Canada                                                       19,899               20,514              21,492
               Europe                                                       26,750               31,459              30,770
               China                                                        48,764               46,877              37,514
               Singapore                                                    14,771               15,472              15,401
               Other Asia                                                    4,972                5,031               4,559
               Latin America                                                13,331               14,259              16,346
                                                                     --------------      ---------------     ---------------
                      Total foreign                                        128,487              133,612             126,082
                                                                     ==============      ===============     ===============
               Total long-lived assets                            $        231,433    $         231,953   $        216,977
                                                                     ==============      ===============     ===============

        Depreciation and amortization
               United States                                      $         15,925    $          15,040   $          14,079
               Canada                                                        2,034                2,027               2,512
               Europe                                                        3,576                3,948               3,371
               China                                                         2,316                2,229               2,429
               Singapore                                                     1,443                1,208               1,171
               Other Asia                                                    1,169                1,285               1,359
               Latin America                                                 1,910                1,771               1,464

                                                                     --------------      ---------------     ---------------
                      Total foreign                                         12,448               12,468              12,306
                                                                     ==============      ===============     ===============
               Total depreciation and amortization                 $        28,373    $          27,508   $          26,385
                                                                     ==============      ===============     ===============






        Assets
               United States                                         $     397,954       $      354,751      $      379,605
               Canada                                                      113,585               96,015              84,168
               Europe                                                      121,382              114,990             113,454
               China                                                        74,266               69,239              64,798
               Singapore                                                    42,234               36,065              32,792
               Other Asia                                                   38,467               35,810              28,096
               Latin America                                                37,344               20,038              17,900
                      Total foreign                                        427,278              372,157             341,208
                                                                     --------------      ---------------     ---------------
               Total assets                                          $     825,232       $      726,908      $      720,813
                                                                     ==============      ===============     ===============

        Capital expenditures
               United States                                         $      21,908       $       18,100      $        9,717
               Canada                                                        1,392                  979               2,018
               Europe                                                        4,160                7,016               4,725
               China                                                         3,569                5,055                 896
               Singapore                                                       623                1,243                 891
               Other Asia                                                    1,824                1,299               1,618
               Latin America                                                 2,203                2,057               1,932
                      Total foreign                                         13,771               17,649              12,080
                                                                     --------------      ---------------     ---------------
                Total capital expenditures                           $      35,679       $       35,749      $       21,797
                                                                     ==============      ===============     ===============



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

         The majority of options granted under the Company's 1992 Plan are exercisable one-third each on the day after the first, second and third anniversary of the original grant. The majority of restricted stock vests 100% on the day after the fifth anniversary of the original grant. Both options and stock were granted at a price equal to fair market value on the respective dates of grant except for 240,000 shares of options which were granted at 90% of fair market value at date of grant. Total stock-based compensation expense of approximately $2,204, $2,590 and $3,520 was recorded in 2000, 1999, and 1998, respectively.

         Each employee stock option assumed by the Company under a previous merger agreement will continue to have and be subject to, the same terms and conditions set forth in the relevant stock option plans. The plans required stock options granted to key employees be at a price not less than the stock's fair market value on the respective dates of grant. The majority of options granted are exercisable one-third after the first anniversary date of the grant, two-thirds after two years and are fully exercisable three years from date of grant. No options have been granted under this plan since May 30, 1995.

         Effective February 1993, the Company adopted the Non-Employee Director Restricted Stock Plan (Director Plan) with an aggregate of 50,000 shares of common stock for issuance to outside directors as a portion of their annual compensation, which vest six months from date of grant. Shares issued to outside directors under the Director Plan were 5,384, 4,844 and 4,468 during 2000, 1999 and 1998, respectively. Separately, 1,200 restricted shares were granted in 1996 to non-employee directors under the 1992 Plan and vest three years from the date of grant.

         The Company adopted SFAS No.123, "Accounting for Stock-Based Compensation," and exercised the election to continue to apply the provisions of APB No. 25, "Accounting for Stock Issued to Employees," to its stock option plans. Accordingly, compensation expense has only been recognized in the Consolidated Statements of Operations in connection with the shares related to options granted at 90% of fair market value on the respective dates of grant. Compensation expense was zero, $134 and $161 in 2000, 1999, and 1998 respectively. Had compensation expense of the Company's stock-based compensation plans been determined using the fair value based method described in SFAS 123 in 2000, 1999 and 1998, the Company's pro forma net income and earnings per share would have been:



                                                                                           Year Ended May 31,
                                                                         -------------- --- --------------- --- ---------------
                                                                             2000               1999                1998
                                                                         --------------     ---------------     ---------------
                     Net Income:
                           As reported                                $        17,425        $     13,452    $         18,090
                           Pro forma                                  $        16,113        $     12,231    $         17,180

                      Earnings per share:
                         Basic-
                           As reported                                $           .48        $        .37    $            .51
                           Pro forma                                  $           .44        $        .34    $            .48

                         Diluted-
                           As reported                                $           .47        $        .37    $            .50
                           Pro forma                                  $           .44        $        .34    $            .48


         The fair value of each option grant is estimated based on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:


                                                                       Year Ended May 31,
                                                      ------------------------------------------------------
                                                                            2000                1999               1998
                                                                        --------------      --------------     --------------

                    Expected volatility                                       56.56%              40.00%             40.00%
                    Risk-free interest rates for terms of:
                       2 years                                                 6.67%               5.64%              5.71%
                       3 years                                                 6.62%               5.72%              5.81%
                       4 years                                                 6.57%               5.79%              5.86%
                    Expected dividend yield                                       0 %                  0%                 0%
                    Expected option life in years                                   4                   4                  4



         Stock option activity was as follows:

                                                                                            Year  Ended May 31,
                                                                           -------------- --- -------------- ---- --------------
                                                                               2000               1999                1998
                                                                           --------------     --------------      --------------


                    Outstanding, beginning of period                            2,409,000         1,960,000           1,509,000

                    Granted                                                     491,000            496,000              660,000
                    Canceled                                                   (203,000)           (31,000)            (158,000)
                    Exercised                                                   (83,000)           (16,000)             (51,000)
                                                                           ===============     ==============     ===============
                    Outstanding, end of period                                 2,614,000          2,409,000            1,960,000
                                                                           ===============     ==============     ===============

                    Options exercisable                                        1,735,000          1,447,000            1,115,000
                                                                           ===============     ==============     ===============

                    Restricted stock activity
                    Outstanding, beginning of period                            768,000            539,000              372,000

                    Granted                                                     184,000            263,000              187,000
                    Canceled                                                   (179,000)           (34,000)             (20,000)
                                                                           --------------     --------------      --------------
                    Outstanding, end of period                                  773,000            768,000              539,000
                                                                           ==============     ==============      ==============

                    Restricted stock exercisable                                 271,000            222,000             184,000
                                                                           ==============     ==============      ==============

                    Weighted Average Exercise Price:
                        Outstanding, beginning of period              $            11.47              12.04    $          13.25
                        Granted                                                    11.46               9.62               10.39
                        Canceled                                                   11.10              12.65               14.74
                        Exercised                                                   9.01               7.80                7.90
                        Outstanding, end of period                                 11.58              11.47               12.04

                    Weighted average fair value of options granted    $             4.85               3.31    $           3.60
                                                                           ==============     ==============      ==============


         The relevant information regarding stock options outstanding at May 31, 2000:


                                                      Options Outstanding                          Options Exercisable
        ---------------------------- ------------------------------------------------------ -----------------------------------
                                         Number        Weighted Average        Weighted         Number       Weighted Average
                 Range of              Outstanding        Remaining            Average     Exercisable        Exercise Price
              Exercise Price          May 31, 2000     Contractual Life        Exercise     May 31, 2000
                                                                                Price
        ---------------------------- ---------------- -------------------    ------------- ----------------- ------------------



          $        6.0625 -  9.3125          813,862      6.35     years           8.5547           559,421              8.2358
                   9.5625 - 10.9380          525,579      7.22     years          10.1686           335,522             10.1256
                  11.0000 - 12.0375          876,433      6.18     years          11.7428           469,701             11.9569
                  12.3750 - 23.4375          289,540      4.35     years          15.7582           261,865             15.8830
                  28.6250 - 28.6250          108,333      4.75     years          28.6250           108,333             28.6250

          $        6.0625 - 28.6250        2,613,747      6.18     years          11.5781         1,734,842             12.0363
             =======================   ==============   =================    =============     =============    ================

         The number of shares available for grant under the 1992 Plan as of May 31, 2000 was 1,379,539 shares.

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

         The ESPP purchases stock based on the lower of 100% of market value on the business day preceding the first day of the quarter in which the stock is purchased or 90% of the average closing price on the pre-set, quarterly purchase date. Approximately 6.3% of eligible employees have participated in the Plan in the past year. During 2000, the Company sold shares at a weighted average issue price of $9.52.

         Under SFAS 123, compensation expense is recognized for the fair value of the employees' purchase rights if the discount from market price is greater than 5%. This was estimated using the Black-Scholes option-pricing model with the following assumptions for 2000: expected volatility - 56.56%; weighted average risk-free interest rate - 6.62%; dividend yield -- zero; and purchase term -- 3 months. The weighted average fair value of those purchase rights granted in 2000 was $48. This compensation cost has been included in calculating the pro forma net income and earnings per share.

         On September 16, 1998, the Company announced that its Board of Directors authorized the purchase of up to $5,000 of the Company's common stock.

         On March 1, 2000, the Company announced that its Board of Directors authorized the purchase of up to $20,000 of the Company's common stock, at the prevailing market price, but in no event to exceed $12.00 per share.

         As of May 31, 2000, the Company has made purchases totaling $706, at an average price of $8.11 per share.


         NOTE 11.     RETIREMENT PLAN

         The Company has a 401(k) retirement plan covering substantially all U.S. employees. The Company has recorded matching contributions in the amount of $1,485, $577 and $689 in 2000, 1999, and 1998 respectively.

         In June 1, 2000, the Company filed Form S-8 (the "Registration Statement") relating to the shares of Common Stock, $.01 par value, of Fritz Companies, Inc. to be issued under the Fritz Companies, Inc. Salary Investment & Retirement Plan "the "Plan"). The amended Plan enhanced the benefits that affect all employees.


         NOTE 12.     QUARTERLY FINANCIAL DATA (Unaudited)

         The following table sets forth selected quarterly financial data for the fiscal years ended May 31, 2000 and 1999:

                                                                                Three Months Ended
                                                  --------------------------------------------------------------------------------
                                                       August 31,          November 30,         February 29,            May 31,
                                                          1999                 1999                 2000                 2000
                                                      --------------    -----------------    ----------------     ----------------


     Revenue                                       $        391,651      $        426,503     $      382,042       $      412,495
     Net revenue                                            150,650               160,724            148,485              159,481
     Income (loss) from operations                           10,694                15,385               (295)               6,743
     Net income (loss)                                        5,979                 9,124             (1,434)               3,756
     Net income (loss)  per share - Basic                       .16                   .25               (.04)                0.10
     Net income (loss)  per share - Diluted                     .16                   .25               (.04)                0.10




                                                                                Three Months Ended
                                                  --------------------------------------------------------------------------------
                                                       August 31,          November 30,         February 28,            May 31,
                                                          1998                 1998                 1999                 1999
                                                      --------------     -----------------     ----------------     --------------


     Revenue                                       $        342,329   $           381,946   $        317,553   $          345,899
     Net Revenue                                            145,146               153,716            134,914              144,201
     Income from operations                                   9,831                15,003             (2,993)               3,210
     Net income (loss)                                        6,676                 8,552             (2,958)               1,182
     Net income (loss) per share - Basic                        .19                   .24               (.08)                 .03
     Net income (loss) per share - Diluted                      .19                   .24               (.08)                 .03



         Note 13.  New Accounting Standards

              In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is currently evaluating the impact, if any, of SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, which is effective for all quarters of fiscal years beginning after June 15, 2000.

              In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements as amended by SAB 101A, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basis criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. In June 2000, the SEC issued SAB 101B which deferred the effective date of SAB 101 until the last quarter of fiscal years beginning after December 15, 1999. The Company does not expect the adoption of SAB 101 to have a material effect on its consolidated financial position or results of operations.

              In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25. This Interpretation clarifies the application of Opinion 25 for certain issues: (a) the definition of employee for purposes of applying Opinion 25,
              (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. Generally, this Interpretation is effective July 1, 2000. The Company does not expect the adoption of Interpretation No. 44 to have a material effect on its consolidated financial position or results of operations.

                          INDEPENDENT AUDITORS' REPORT

         Board of Directors and Stockholders
         Fritz Companies, Inc.:


              We have audited the accompanying consolidated balance sheets of Fritz Companies, Inc. and subsidiaries as of May 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended May 31, 2000. In connection with our audits of the consolidated financial statements, we also audited the related consolidated financial statement schedule as of and for the years ended May 31, 2000, 1999 and 1998. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

              We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

              In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fritz Companies, Inc. and subsidiaries as of May 31, 2000 and 1999 and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 2000, in conformity with accounting principles generally accepted in the United States of America Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                                                 /s/ KPMG LLP
         San Francisco, California
         June 28, 2000




                                                                    Schedule II - Valuation and Qualifying Accounts
                                                                          For the Years Ended May 31, 2000, 1999 and 1998
                                                                                       (In thousands)




                                                                                                     Net
                                                                                                 Write-Offs
                                                                                                  Charged
                                                             Balance                             to Reserves        Balance At
                                                            Beginning          Charges            and Other       End of Period
                                                            Of Period         To Income
                                                         ---------------    --------------     ---------------    --------------



       For the Year Ended May 31, 2000
       Allowance for doubtful accounts                    $      20,466     $       8,122       $     (9,207)     $       19,381
                                                          ==============    ==============     ===============    ===============


       For the Year Ended May 31, 1999
       Allowance for doubtful accounts                    $      23,232     $       4,005       $     (6,771)     $       20,466
                                                          ==============    ==============     ===============    ===============


       For the Year Ended May 31, 1998
       Allowance for doubtful accounts                    $      22,292     $       8,740       $     (7,800)     $       23,232
                                                          ==============    ==============     ===============    ===============


                                  EXHIBIT INDEX

         EXHIBIT                                                          PAGE
         2.1 Agreement and Plan of Reorganization entered by and among the Registrant, Fritz Air
                          Freight and Intertrans Corporation and Amendment No. 1 thereto dated as of April 12, 1995. (Incorporated by reference to Exhibit 2.1 to Form 8-K dated February 14, 1995 filed on or about February 21, 1995 and to Appendix A to the Joint Proxy Statement/Prospectus filed on or about April 13, 1995, respectively.).
         3.1              Registrant's Restated Certificate of Incorporation.
                          (Incorporated by reference to
                          Exhibit 3.1 to Registration Statement No. 33-50808, filed on August 17, 1992.)
         3.2              Registrant's Restated Bylaws.
         4.1              Specimen  certificate  of  Registrant's  Common Stock.
                          (Incorporated   by   reference   to  Exhibit   4.1  to
                          Registration Statement No. 33-50808, filed on August 17, 1992.)
         10.1             Fritz Companies, Inc. Salary Investment and Retirement
                          Plan,  and  amendments   thereto.   (Incorporated   by
                          reference  to Exhibit 10.8 to  Registration  Statement
                          No.
                          33-50808, filed on August 17, 1992.)*
         10.2             1992 Omnibus Equity Incentive Plan, as amended.
                          (Incorporated by reference to
                          Exhibit 10.9 to Registration Statement No. 33-50808, filed on August 17, 1992.)*
         10.3             Nonemployee Director Restricted Stock Plan.
                          (Incorporated by reference to Exhibit A
                          to the definitive proxy materials of Registrant,
                          filed on or about April 10, 1993.)*
         10.4 Employment Agreement between Registrant and Dennis Pelino dated June 1, 1995.
                          (Incorporated by reference to Exhibit 10.21 to
                          Form 10-Q for the quarter ended
                          August 31, 1995.)
         10.5 Purchase Agreement between Registrant and Gestion J.L.G., Inc. dated as of April 29, 1994. (Incorporated by reference to Exhibit 1.2 to Form 8-K dated May 2, 1994 filed on or about May 16, 1994.)
         10.6 Addendum to the purchase agreements between the Registrant and Gestion J.L.G., Inc.
                          dated as of April 26, 1994. (Incorporated by
                          reference to Exhibit 10.23 to Form
                          10-Q for the quarter ended September 30, 1994.)
         10.7 Note Purchase Agreement between the Registrant and various other parties dated
                          April 15, 1996 for $75,000,000 of 6.43% notes due
                          April 15, 2003. (Incorporated by
                          reference to Exhibit 10.24 to Form 10-K for the year ended May 31, 1996.)
         10.8             Fritz Companies, Inc. Employee Stock Purchase Plan.
                          (Incorporated by reference to
                          Exhibit 10.26 to the Registration Statement on
                          Form S-8 No. 33-07639 filed on July
                          3, 1996.)
         10.9             Employment  and   Performance   Based  Retention  Plan
                          between the Registrant and Dennis L. Pelino dated as of October 31, 1996. (Incorporated by reference to
                          Exhibit 10.28 to Form 10-Q for the quarter ended November 30, 1996.)**
         10.10 Term Loan Facility agreement dated June 18, 1997 between Standard Chartered Bank and the Registrant
                          totaling  $13.9  million   (denominated  in  Singapore
                          dollars),   maturity   is  five  years  from  date  of
                          agreement, payments are scheduled quarterly beginning thirty-nine months from the date of the agreement, interest rate equivalent to the Singapore Interbank
                          Offer  Rate   (SIBOR)  plus  50  to  70  basis  points
                          depending   on   the   amount    borrowed,    and   is
                          collateralized   by  certain  property  owned  by  the
                          Company
         10.11 Syndicated multi-currency credit facility agreement dated March 27, 1998 for $100 million maturing on March 27, 2001
         10.12 Extension of syndicated multi-currency credit facility agreement dated March
                          27,1998 for $100 million changing the maturing date to March 27, 2002, Dated March
                          30, 1999

         EXHIBIT                                                           PAGE
         10.13            First Amendment Agreement dated March 1, 1998 to the
                          Note Purchase Agreement dated
                          April 15, 1996 for $75 million of 6.43% senior notes
                          due April 15, 2003
         10.14            U.S. Customs Brokerage service agreement between the
                          Registrant and Federal Express
                          Corporation dated August 25, 1998
         10.15            Employment and Non-Compete Agreement between
                          Registrant and Brad Lee Skinner dated
                          December 1, 1998. *
         10.16            Employment Offer Letter from the Registrant to
                          Raymond L. Smith dated December 7,
                          1998. *
         10.17            Guarantee Agreement between the Registrant and
                          Joseph L. Carnes dated December 16, 1998.
         10.18            Employment and Non-Compete Agreement between
                          Registrant and Jan H. Raymond dated
                          January 1, 1999. *
         10.19            Employment and Non-Compete Agreement between
                          Registrant and Ronald F. Dutt dated
                          April 30, 1999. *
         10.20            Amendment # 3 to Registrants Salary Investment and
                          Retirement Plan dated May 12, 1998
         10.21            Restated Certificate of Incorporation of Fritz
                          Companies, Inc                                   F-26
         10.22            Employment and Non-Compete Agreement between
                          Registrant and Graham Napier dated July 17, 1999.F-29
         10.23            Employment and Non-Compete Agreement between
                          Registrant and Eugene Wojciechowski
                          dated May 1, 2000                                F-34
         21.1             Subsidiaries of the Registrant                   F-38
         23.1             Consent of KPMG  LLP                             F-44
         27               Financial Data Schedule                          F-45


         * Indicates, as required by Item 14(a)(3), a management contract of compensatory plan required to be filed as an exhibit to this Form 10-K.

         ** Confidential Treatment has been requested for portions of this Exhibit.