Form 10-Q
period 2000-08-31
FRITZ COMPANIES INC
filed 2000-10-11
CIK 890662

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


          [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                               SECURITIES EXCHANGE
                                   ACT OF 1934

                 For the quarterly period ended August 31, 2000
                                 ---------------

                                       OR

 [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                        For the transition period from ____ to_____
                               --------- ---------

                         Commission file number 0-20548
                                   -----------



                              FRITZ COMPANIES, INC.
             (Exact name of registrant as specified in its charter)


                                    Delaware
         (State or other jurisdiction of incorporation or organization)


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.[X] Yes [ ] No

As of October 6, 2000 there were 36,830,424 shares of common stock outstanding.

                                                  TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION                                               Page

        Item 1.Financial Statements:

               Independent Auditors' Review Report                            3

               Condensed Consolidated Balance Sheets as of August 31,
               2000 and May 31, 2000                                          4

               Condensed Consolidated Statements of Operations for the three
               months ended August 31, 2000 and 1999                          5

               Condensed Consolidated Statements of Cash Flows for the three
               months ended August 31, 2000 and 1999                          6

               Notes to Condensed Consolidated Financial Statements           7


        Item 2.Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                     10


        Item 3.Quantitative and Qualitative Market Risk Disclosure           14


PART II.   OTHER INFORMATION                                                 16


SIGNATURES                                                                   17


EXHIBIT INDEX                                                                18

                       Independent Auditors' Review Report



Board of Directors and Stockholders
Fritz Companies, Inc.


We have reviewed the condensed consolidated balance sheet of Fritz
Companies, Inc. and subsidiaries (the Company) as of August 31, 2000, the related condensed consolidated statements of operations for the three months ended August 31, 2000 and August 31, 1999 and condensed consolidated cash flows for the three months ended August 31, 2000 and August 31, 1999.
These condensed financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Fritz Companies, Inc. and subsidiaries as of May 31 2000, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated June 28, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 31, 2000 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.






/s/     KPMG LLP


San Francisco, California
September 28, 2000

PART I.    FINANCIAL INFORMATION
           ITEM 1.    FINANCIAL STATEMENTS:


                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                                                       August 31,          May 31,
                                                                                          2000              2000
                                                                                     ----------------    ------------

                                                         ASSETS
    CURRENT ASSETS:
         Cash and equivalents                                                        $        75,082  $       55,481
         Accounts receivable, net of allowance for
           doubtful accounts of $19,883 in August 2000 and $19,381 in May 2000               544,224         485,679
         Deferred income taxes                                                                11,983          14,468
         Prepaids and other current assets                                                    13,992          13,132
                                                                                        -------------    ------------
                 Total current assets                                                        645,281         568,760
                                                                                        -------------    ------------
    PROPERTY AND EQUIPMENT - NET                                                             110,980         110,208
                                                                                        -------------    ------------
    OTHER ASSETS:
         Intangibles, net of accumulated amortization of $ 26,360 in August 2000
           and $25,348 in May 2000                                                           105,301         107,148
           Deferred income taxes                                                              29,104          24,903
         Other assets                                                                         15,522          14,213
                                                                                        -------------    ------------
                Total other assets                                                           149,927         146,264
                                                                                        -------------    ------------
             TOTAL ASSETS                                                            $       906,188  $      825,232
                                                                                        =============    ============

                                          LIABILITIES AND STOCKHOLDERS' EQUITY
    CURRENT LIABILITIES:
         Current portion of long-term obligations and short-term
           borrowings                                                                $         2,448  $        2,479
         Accounts payable                                                                    349,893         291,576
         Accrued liabilities                                                                 115,131         113,370
         Income tax payable                                                                   18,599          18,089
                                                                                        -------------    ------------
                Total current liabilities                                                    486,071         425,514
                                                                                        -------------    ------------
    LONG-TERM OBLIGATIONS                                                                    132,301         116,891
    OTHER LIABILITIES                                                                          8,710           8,472
                                                                                        -------------    ------------
             TOTAL LIABILITIES                                                               627,082         550,877
                                                                                        -------------    ------------

    COMMITMENTS AND CONTINGENCIES

    STOCKHOLDERS' EQUITY
         Common stock:  par value  $.01 per  share;  60,000  shares  authorized,
             36,813  shares issued and  outstanding,  ( 36,702 shares issued and outstanding as of May 31, 2000)
                                                                                                 368            366
         Additional paid-in capital                                                          141,048        139,474
         Treasury stock - at cost                                                              (706)          (706)
         Retained earnings                                                                   167,709        161,862
         Accumulated other comprehensive loss                                               (29,313)       (26,641)
                                                                                        -------------    ------------
                Total stockholders' equity                                                   279,106        274,355
                                                                                        -------------    ------------


          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $      906,188  $      825,232
                                                                                        ============   =============

            See accompanying independent auditors' review report and
              notes to condensed consolidated financial statements.




                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                                                        Three Months Ended
                                                                                            August 31,

                                                                             ------------------------------------------
                                                                                   2000                     1999
                                                                             ------------------       -----------------

REVENUE                                                                   $            412,950     $           391,651
FREIGHT CONSOLIDATION COSTS                                                            259,838                 241,001
                                                                             ------------------       -----------------
NET REVENUE                                                                            153,112                 150,650
                                                                             ------------------       -----------------

OPERATING EXPENSES
     Salaries and related costs                                                         87,226                  86,434
     General and administrative                                                         55,480                  53,522
                                                                             ------------------       -----------------
         Total operating expenses                                                      142,706                 139,956
                                                                             ------------------       -----------------

INCOME FROM OPERATIONS                                                                  10,406                  10,694
OTHER (EXPENSE)                                                                         (1,679)                 (1,901)
                                                                             ------------------       -----------------
INCOME BEFORE TAX EXPENSE                                                                8,727                   8,793
INCOME TAX EXPENSE                                                                       2,880                   2,814
                                                                             ------------------       -----------------

NET INCOME                                                                $              5,847     $             5,979
                                                                             ==================       =================


Weighted average shares outstanding - Basic                                             36,604                  36,491
                                                                             ==================       =================

Earnings  per share - Basic                                               $                .16     $               .16
                                                                             ==================       =================

Weighted average shares outstanding - Diluted                                           37,246                  36,736
                                                                             ==================       =================

Earnings per share - Diluted                                              $                .16     $               .16
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





                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                        Three Months Ended
                                                                                            August 31,


                                                                             -----------------------------------------
                                                                                   2000                   1999
                                                                             -----------------     -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                           $             5,847   $               5,979
     Adjustments to reconcile net income to net cash
         Provided by (used in) operating activities:
         Depreciation and amortization                                                  7,404                   7,538
         Deferred income taxes                                                         (1,716)                 (1,402)
         Other                                                                          (336)                     655
         Effect of changes in:
           Receivables                                                                (58,545)               (70,343)
           Prepaid expenses and other current assets                                    (860)                 (2,081)
           Payables and accrued liabilities                                            60,371                  29,649
                                                                             -----------------     -------------------
     Net cash provided by (used in) operating activities                               12,165                (30,005)
                                                                             -----------------     -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                              (8,003)                 (8,150)
     Acquisitions, net of cash acquired                                                                          (205)
     Payment of acquisition related debt                                               (1,635)                   (616)
     Proceeds from sale of fixed assets                                                   448                     472
     Other                                                                                548                     139
                                                                             -----------------     -------------------
     Net cash used in investing activities                                             (8,642)                 (8,360)
                                                                             -----------------     -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of long-term obligations                                   17,670                  39,870
     Re-payments of long-term obligations                                                (683)                   (360)
     Proceeds from stock options exercised                                              1,967                     257
     Employee stock purchases                                                              66                      96
     Other                                                                              (911)                      --
                                                                             -----------------     -------------------
     Net cash provided by financing activities                                          18,109                 39,863
                                                                             -----------------     -------------------
Foreign currency translation effect on cash                                           (2,031)                 (1,065)
                                                                             -----------------     -------------------
INCREASE IN CASH AND EQUIVALENTS                                                        19,601                    433

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                            55,481                  50,599
                                                                             -----------------     -------------------

CASH AND EQUIVALENTS AT END OF PERIOD                                     $            75,082   $              51,032
                                                                             =================     ===================

OTHER CASH FLOW INFORMATION:
     Income taxes paid                                                    $             4,182   $               4,744
                                                                             =================     ===================
     Interest paid                                                        $             2,474   $                 906
                                                                             =================     ===================








            See accompanying independent auditors' review report and
              notes to condensed consolidated financial statements


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)
                                   (Unaudited)


     Note 1.  Summary of Significant Accounting Policies

          The accompanying condensed consolidated financial statements of Fritz Companies, Inc. and subsidiaries (the Company) for the three months ended August 31, 2000 and 1999 are unaudited and, in the opinion of management, contain all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the results of such periods.

          During the quarter ended August 31, 2000, the Company capitalized approximately $0.8 million of certain costs that would have otherwise been expensed in accordance with the Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." issued by the American Institute of Certified Public Accountants. SOP 98-1 requires computer software costs associated with internal use software to be expensed as incurred until certain capitalization criteria were met.

          Further discussion of other significant accounting policies followed by the Company are described in Note 1 to the audited consolidated financial statements for the year ended May 31, 2000. In accordance with SEC regulations, certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted for the purposes of the condensed consolidated interim financial statements. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, including the notes thereto, for the year ended May 31, 2000 included in the Company's Form 10-K filed on August 14, 2000. The results of operations for the three months ended August 31, 2000 may not necessarily be indicative of the results to be expected for the full year.

     Note 2.  Comprehensive Income

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

         The components of total comprehensive income for interim periods are presented in the following table:





                                                                   Three Months Ended
                                                                        August 31,
                                                             ----------------------------------
                                                                     2000             1999
                                                                 ------------     -------------

                   Net Income                               $        5,847    $        5,979

                    Other comprehensive loss:
                        Foreign currency translation
                        adjustment                                  (2,672)             (965)
                                                                 ------------     -------------

                    Total comprehensive income               $        3,175      $        5,014
                                                                 ============     =============



          During the quarters ended August 31, 2000 and 1999, the Company maintained its policy to reinvest the earnings of the non-United States subsidiaries as a long-term commitment. Accordingly, the "foreign currency translation adjustments" have not been adjusted for United States taxes.


     Note 3.  NEW ACCOUNTING STANDARDS

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

         In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements as amended by SAB 101A, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basis criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. In June 2000, the SEC issued SAB 101B which deferred the effective date of SAB 101 until the last quarter of fiscal years beginning after December 15, 1999. The Company believes that the adoption of SAB 101 will not have a material impact on its consolidated financial position or results of operations.


     Note 4.  COMMON STOCK

         The increase in common stock issued and paid-in capital was primarily due to shares issued upon exercise of options and issuance of shares under the employee stock purchase plan.


     Note 5.  INCOME TAXES

         Income tax expense for the three months ended August 31, 2000 consisted of approximately $ 4.6 million of current tax provision and $ 1.7 million of deferred tax benefit. The Company's global effective tax rate remains at 33.0%.


     Note 6.  ACQUISITIONS

         For the three months ended August 31, 2000, there was no recording of additional purchase price relating to achievement of specified net revenue or pre-tax income levels of certain prior acquisitions or to purchase the remaining minority interest of a company. For the same period last year, the amount recorded was $0.2 million. At August 31, 2000, the remaining maximum payments in connection with acquisitions providing a contingent purchase price are approximately $0.5 million. There is no certainty these businesses will achieve the revenue or profit levels to require these contingent payments.


     Note 7.  CONTINGENCIES

         The Company is party to routine litigation incident to its business, primarily claims for goods lost or damaged in transit or improperly shipped. Most of the litigation in which the Company is the defendant is covered by insurance and is being defended by the Company's insurance carriers.

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

         The three class action suits filed against the Company in state court were dismissed with prejudice by the Superior Court of California for the County of San Francisco on grounds the claims asserted under the California Corporate Securities law and common law fraud were not legally tenable. One of the dismissals was reversed on appeal, permitting the plaintiff to file an amended complaint. That amended complaint was dismissed with leave to amend. A further amended complaint was filed and was dismissed without leave to amend. That dismissal was reversed on appeal in July 2000 but is the subject of a pending petition for review by the California Supreme Court.

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

         The Company is unable to predict the ultimate outcome of these litigation and it is possible the outcome could have a significant adverse impact on the Company's future consolidated results of operations, although the amount is not currently estimable. However, the Company believes the ultimate outcome of these matters will not have a significant adverse impact on the Company's consolidated financial position.

      Note 8.  SEGMENT DISCLOSURE AND GEOGRAPHIC AREA INFORMATION

         The Company operates in the international freight forwarding industry, which encompasses customs brokerage, airfreight and ocean freight forwarding, and material management and distribution. No single customer accounted for ten percent or more of consolidated revenue for the periods presented.

         The Company manages its operations in two segments, United States and Foreign. The Company's Chief Operating Officer reviews operating results and creates operating plans based on these two segments. Bonuses and other incentives are distributed based on the segment results. There has been no change in the basis of measurement of segment profit and loss since May 31, 2000.

         Certain   information   regarding  the  Company's  principal  logistics
    services and operations by geographic areas is summarized below:



                                                                                Three Months Ended August 31,
                                                                    ---- ---------------- ----- ----------------
                                                                              2000                   1999

                                                                       ----------------       ----------------

        Net Revenue:
             Customs Brokerage                                        $           46,231     $           45,593
             Ocean Freight Forwarding                                             32,503                 32,272
             Airfreight Forwarding                                                40,472                 40,604
             Material Management & Distribution                                   33,906                 32,181
                                                                         ----------------       ----------------
             Total Net Revenue                                        $          153,112     $          150,650
                                                                         ================       ================

        Net Revenue
             United States                                            $           77,383     $           79,761
                                                                         ----------------       ----------------
             Canada                                                               13,154                 12,183
             Europe                                                               23,310                 23,442
             China                                                                13,578                 11,662
             Singapore                                                             3,057                  2,845
             Other Asia                                                           12,514                 11,124
             Latin America                                                        10,116                  9,633
                                                                         ----------------       ----------------
                Total Foreign                                                     75,729                 70,889
                                                                         ----------------       ----------------
             Total Net Revenue                                        $          153,112     $          150,650
                                                                         ================       ================

        Income From Operations
             United States                                            $            (848)     $            4,166
                                                                         ----------------       ----------------
             Canada                                                                  471                    401
             Europe                                                                1,921                    724
             China                                                                 5,398                  4,303
             Singapore                                                               753                    464
             Other Asia                                                            3,533                  1,413
             Latin America                                                         (822)                  (777)
                                                                         ----------------       ----------------
                     Total Foreign                                                11,254                  6,528
                                                                         ----------------       ----------------
             Total Income from Operations                             $           10,406     $           10,694
                                                                         ----------------       ----------------
        Other Income (Expense)                                                   (1,679)                (1,901)
                                                                         ----------------       ----------------
        Total Income Before Taxes                                                  8,727                  8,793
                                                                         ================       ================


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Overview

         The following discussion is applicable to the Company's financial condition and results of operations for the three months ended August 31, 2000 and 1999. See Note 1 of Notes to Condensed Consolidated Financial Statements.

         The Company operates its integrated logistics business in two segments, United States and Foreign, consisting of four principal services. The Company's principal services are customs brokerage, airfreight and ocean freight forwarding and material management and distribution.

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



     UNITED STATES OPERATIONS

                                                        Three Months Ended August 31,
                                                        -----------------------------
                                                 2000              %         1999                %

                                            -------------                --------------

 REVENUE:
       Customs brokerage                        $30,316           24.4        $31,204          23.0
       Ocean freight forwarding                  24,612           19.8         31,209          23.0
       Airfreight forwarding                     45,602           36.7         49,164          36.2
       Material management &
           distribution                          23,820           19.1         24,184          17.8
                                                 ------           ----         ------          ----

         Total revenue                         $124,350          100.0      $ 135,761         100.0
                                                =======          =====      =========         =====

     NET REVENUE:
       Customs brokerage                        $30,316           39.2        $31,204          39.1
       Ocean freight forwarding                  12,217           15.8         13,176          16.5
       Airfreight forwarding                     14,943           19.3         15,893          19.9
       Material management &
           distribution                          19,907           25.7         19,488          24.5
                                                 ------           ----         ------          ----

         Total net revenue                      $77,383          100.0        $79,761         100.0
                                                 ======          =====        =======         =====





         FOREIGN OPERATIONS

                                                        Three Months Ended August 31,
                                                        -----------------------------
                                               2000                  %      1999                  %
                                               ----                  -      ----                  -

    REVENUE:
       Customs brokerage                        $15,915            5.5       $14,389            5.6
       Ocean freight forwarding                  99,626           34.5        97,830           38.2
       Airfreight forwarding                    138,941           48.2       114,845           44.9
       Material management &
          distribution                           34,118           11.8        28,826           11.3
                                                 ------           ----        ------           ----

         Total revenue                         $288,600          100.0     $ 255,890          100.0
                                               ========          =====     =========          =====

     NET REVENUE:
       Customs brokerage                       $ 15,915           21.0       $14,389           20.3
       Ocean freight forwarding                  20,286           26.8        19,096           26.9
       Airfreight forwarding                     25,529           33.7        24,711           34.9
       Material management &
          distribution                           13,999           18.5        12,693           17.9
                                                 ------           ----        ------           ----

         Total net revenue                     $ 75,729          100.0       $70,889          100.0
                                               ========          =====       =======          =====


     Three Months Ended  August 31, 2000  Compared  with Three Months Ended
          August 31, 1999
     General:

     Revenue increased 5.4% to $413.0 million and net revenue increased 1.6% to $153.1 million for the three-month period ended August 31, 2000 as compared with the same period last year. Operating expenses increased 2.0%, marginally higher than the net revenue increase. The foreign exchange transaction gain for this quarter amounted to $0.8 million compared to a loss of $0.1 million in the same quarter last year. Interest expense increased to $ 3.0 million for the quarter due principally to increased borrowings. The Company capitalized approximately $0.8 million of certain costs associated with the development of the Company's global systems that would have otherwise been expensed.

     United States Operations:

     Revenue and Net Revenue: Revenue decreased 8.4% while net revenue decreased by 3.0% for the three-month period ended August 31, 2000 as compared with the same period last year. Operating expenses increased 3.5%.

     Customs brokerage revenue and net revenue decreased 2.8%. The decrease was primarily due to a reduction in the file counts of 13.1% in the North, South and West regions. The transition to centralized environment and competitive pressures have adversely impacted volumes. Revenue losses from higher margin customers have been partially offset by revenue gains from lower margin customers. For the three months ended August 31, 2000, the number of United States Customs entries filed by the Company increased by 4.1%.

     Ocean freight forwarding revenue decreased 21.1% while net revenue decreased 7.3%. The decline in revenue and net revenue is due to a decrease in file transaction count of 3.4% and the erosion of ocean container rates in all of the major trade lanes. Outbound NVOCC (Non-Vessel Operating Common Carrier) experienced 11.7% decrease in revenue and 9.2% decrease in net revenue as volumes declined 5.1%. Ocean export activity declined significantly as volumes of shipments decreased to Asia and Latin America. The overall Ocean export file counts declined 5.0%. Ocean inbound freight demand to remain strong in the first quarter.

     Airfreight forwarding revenue decreased 7.2% and net revenue decreased 6.0%. File counts decreased 7.4% compared with the same period last year. Notwithstanding the Company's use of centralized gateways to improve consolidation costs control, during the quarter competitive pressure on pricing and lower volumes combined to cause a 6.0% decrease in net revenue. Air export services recorded a 1.6% increase in revenue and 3.5% decrease in net revenue, which was largely due to a decline in agency business. Air inbound services decreased by 10.1% in revenue and net revenue. The decrease was primarily due to a decline in volume shipment counts this quarter by 10.0%.

     Material management and distribution revenue decreased 1.5% and net revenue increased 2.2%. The decrease in revenue was a direct result of decline in volumes. The net revenue increase was primarily due to higher service revenue with no associated direct cost.

     Operating Expenses: Operating expenses increased 3.5%. This increase was mainly due to costs related to our systems initiatives such as depreciation and communications expense as well as demurrage charges related to the centralization of the Company's custom house brokerage activities. The Company is committed to the goal of reducing operating expenses through the continued implementation of its strategic plan by focusing resources and training personnel.

     Foreign Operations:

     Revenue and Net Revenue: Revenue increased by 12.8% and net revenue increased by 6.8% for the three-month period ended August 31, 2000 as compared with the same period last year. The effect of translation rate changes during the period resulted in a decrease in net revenue during the quarter of approximately $ 3.3 million. The resultant growth rate was adversely affected by approximately 1.8%.

     Customs brokerage revenue and net revenue increased 10.6% primarily due to file count increases in Canada and Latin America. The increase in Latin America was related to an acquisition in the fourth quarter of fiscal year 2000.

     Ocean freight forwarding revenue increased by 1.8% while net revenue increased by 6.2%. The revenue and net revenue increases were largely due to increases in ocean outbound shipments from Asia of 2.8% and 11.6% respectively as compared to the same period last year.

     Airfreight forwarding revenue increased by 21.0% while net revenue increased 3.3%. The revenue increase was primarily due to higher export volume generated by Asia. However, the margin was adversely affected by the general upward pressure on carrier rates.

     Material management and distribution revenue increased by 18.4%, while net revenue increased by 10.3%. The lower increase in net revenue was principally due to competitive pricing in warehouse activities. The opening of the Company's 400,000 plus square foot warehouse in South China contributed to the continued growth in revenue and net revenue for these services.

     Operating Expenses: Operating expenses increased 0.2% primarily due to higher contract labor cost in Canada to support the increase in revenue. Operating expenses as a percentage of net revenue were 85.1% in the quarter and 90.8% in the comparable quarter of the prior year. The foreign operations other than Canada have maintained their operating expenses at the same level as last year despite the increase in business.


     Liquidity and Capital Resources

     Cash and equivalents were $75.1 million at August 31, 2000, representing a 35.3% increase from $55.5 million at May 31, 2000. Positive operational cash flow of $12.2 million was used to partially fund capital expenditures of $8.0 million resulting in positive free cash flow of $4.2 million. Capital expenditures consisted mostly of expenditures for computer hardware and software, leasehold improvements, and warehouse equipment. The size and growth of the company's pass-through billings is one of the primary reasons for the increase in accounts receivable, and a number of initiatives are underway to address this issue.

     The Company paid $1.6 million in cash in connection with an earn-out provision for an acquisition made in prior periods. During the months of August and September, the Company completed the syndication of a new, two-and-a-half year, $175 million revolving credit facility. At quarter-end, the facility was limited to $150 million, under which the Company had borrowed $50 million and had issued $12 million in letters of credit, leaving $88 million in available credit. Following quarter-end, additional bank commitments were received raising the total credit facility to $175 million. This larger facility will ensure adequate liquidity for the Company for the foreseeable future.


    "Safe Harbor" Statement Under the Private Securities Litigation Reform Act of 1995:

         In this document, the Company makes forward-looking statements that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our operations. Also, when we use any of the words "believes", "expects", "anticipates" or similar expressions, we are making forward-looking statements. Many possible events or factors could affect the future financial results and performance of the Company. This could cause results or performance to differ materially from those expressed in our forward-looking statements. These possible events or factors include those set forth in the "Risk Factors" section of this document.


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

     The Company incurred a negative translation adjustment and a foreign exchange gain for the first quarter of fiscal year 2001 due to the strengthening of the U.S. dollar relative to certain currencies of Asia, Europe and Latin America. The charge to equity related to currency translation during the first quarter of fiscal year 2001 was $2.7 million while net foreign currency gains realized during the first quarter were approximately $0.8 million.

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

     Additional risks and uncertainties include:

1. Risks of international currency markets and governmental regulations adversely affecting currency exchange rates.
2. Lower space  allotments
     available from carriers.
3. Governmental deregulation efforts,  regulations
     governing the Company's products and/or the international  trade and tariff
     environment   adversely  affecting  our  ability  to  provide  services  to
     Customers.
4. Competitive  marketplace  conditions impeding the ability of the Company to pass future cost  increases to  Customers.
5. The Company's
     ability to continue its program to improve productivity, operating results and cash flows.
6. The Company's ability to realize the benefit of deferred
     taxes.
7. The Company's  ability to centralize  transaction  processing for
     its  customs   brokerage   product.
8.   Dependence  of  the  Company  on
     international trade resulting from favorable worldwide economic conditions.
9. Dependence of the Company on continued services of key executives and managers.
10. The ability to recruit and retain skilled employees in a tight labor market.
11. The ability to obtain and retain major clients.
12. The ability of the Company to develop and implement information systems to keep pace with the increasing complexity and growth of the Company's business.
13. Diversion of management focus and resources as a result of pending litigation.
14. Other risks disclosed in the Company's filings with the Securities and Exchange Commission.

ITEM  3. QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURE

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

 As of August 31, 2000, the Company had forward foreign currency contracts outstanding of $47.6 million equivalent value with maturities ranging from September 1, 2000 to September 28, 2000. The estimated fair value of these foreign currency contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. At August 31, 2000, the difference between the contract amounts and the fair values was $269 thousand. A 10% change in value of the functional currency relative to the underlying currency of these forward contracts would negatively impact the Company's earnings by $4.7 million. However, these forwards contracts hedge underlying payables or receivables and therefore the net impact of the change in currency values would be negligible.

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



                                    (dollar amounts in millions)
                                                                                       Gain/(Loss) if
                                                                                    Functional Currency
     Non-Functional            Cash &        A/P &             Net           Appreciates          Depreciates
        Currency                 A/R         Dept             Exposure           10%                  10%
        --------                 ---         ----             --------           ---                  ---


U.S. Dollar                     121.3        (56.3)             65.0            (6.5)                6.5
All Other Currencies              25.6       (30.4)             (4.8)            0.5                (0.5)




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

 As of August 31, 2000, the Company had an interest rate swap outstanding with a notional value of Singapore Dollars (SGD) 7,000 million. This swap mitigates the interest exposure of a subsidiary's long-term debt. The interest swap will mature in the year 2002. It requires the Company to pay interest at a fixed rate of 6.5%, and receive interest at the floating rate based on the Singapore Interbank Offered Rate, which was 2.5% on August 31, 2000. The fair value of this instrument represents the estimated receipts or payments that would be made to terminate the agreement. At May 31, 2000, the Company would have paid $322 thousand to terminate the agreement.


 On August 31, 2000, the Company had $75.1 million of cash and cash equivalents, subject to variable, short-term interest rates. On the same date, the Company had debt obligations of $134.7 million, of which $54.2 million was subject to variable, short-term interest rate risk. In addition, the Company had $25.2 million of off-balance sheet transactions, which were subject to variable interest rate risk. The net exposure of the Company to variable, short-term interest rate risk is therefore $4.3 million. A hypothetical increase or decrease in variable, short-term interest rates of 1% would have an immaterial effect on the Company's earnings.




Recent Accounting Pronouncements

See Note 3 of the Notes to Condensed Consolidated Financial Statements.


PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

              10      Amended and Restated Credit Agreement

              15      Letter regarding unaudited interim financial information

27       Financial Data Schedule




(b) The company filed the following reports on Form 8-K during the quarter ended August 31, 2000 and through the date hereof:

      None.

                                                     S I G N A T U R E S


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                       FRITZ COMPANIES, INC.
                                                       Registrant


Dated: October 9, 2000





/s/ Lynn C. Fritz
Chairman of the Board





/s/ Raymond L. Smith
Chief Executive Officer





/s/ Graham R. F. Napier
Chief Operating Officer




Ronald Dutt
/s/ Executive Vice President and
Chief Financial Officer and
Principal Accounting Officer




/s/Janice Washburn
Vice President and Controller

            EXHIBIT INDEX

Exhibit                                                                    Page


10   Amended and Restated Credit Agreement                                   19

10   Second Amendment to Note Purchase Agreement                            129

15   Letter regarding unaudited interim financial information               139

27   Financial Data Schedule                                                140