Form 10-Q
period 2000-11-30
FRITZ COMPANIES INC
filed 2001-01-16
CIK 890662

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended NOVEMBER 30, 2000
                                               -----------------

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from         to
                                                --------  --------

                         Commission file number 0-20548
                                                -------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.[X] Yes [ ] No

As of January 11, 2001 there were 36,758,801 shares of common stock outstanding.

FRITZ COMPANIES, INC.                                                  FORM 10-Q


                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                                              PAGE
                                                                                            ----
         Item 1.  Financial Statements:

                  Independent Auditors' Review Report                                         3

                  Condensed Consolidated Balance Sheets as of November 30, 2000 and
                  May 31, 2000                                                                4

                  Condensed Consolidated Statements of Operations for the three-month
                  and six-month periods ended November 30, 2000 and 1999                      5

                  Condensed Consolidated Statements of Cash Flows for the six-month
                  periods ended November 30, 2000 and 1999                                    6

                  Notes to Condensed Consolidated Financial Statements                        7


         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                        12


         Item 3.  Quantitative and Qualitative Market Risk Disclosure                        20


PART II. OTHER INFORMATION                                                                   22


SIGNATURES                                                                                   26


EXHIBIT INDEX                                                                                27

FRITZ COMPANIES, INC.                                                  FORM 10-Q

                       Independent Auditors' Review Report


Board of Directors and Stockholders
Fritz Companies, Inc.


We have reviewed the accompanying condensed consolidated balance sheet of Fritz Companies, Inc. and subsidiaries (the Company) as of November 30, 2000, and the related condensed consolidated statements of operations for the three-month and six-month periods ended November 30, 2000, and the condensed consolidated statement of cash flows for the six-month period ended November 30, 2000 included in the Company's Form 10-Q. These condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Fritz Companies, Inc. and subsidiaries as of May 31 2000, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated June 28, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 31, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                                  /s/  KPMG LLP


San Francisco, California
January 8, 2001

FRITZ COMPANIES, INC.                                                  FORM 10-Q

PART I.  FINANCIAL INFORMATION

         ITEM 1.      FINANCIAL STATEMENTS:

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                         November 30,         May 31,
                                                                             2000               2000
                                                                         ------------       ------------
                                                                         (Unaudited)
                                          ASSETS
   CURRENT ASSETS:
       Cash and equivalents                                              $     85,889       $     55,481
       Accounts receivable, net of allowance for doubtful
         accounts of $19,334 in November 2000 and $19,381 in May 2000         485,413            485,679
       Deferred income taxes                                                   12,753             14,468
       Prepaids and other current assets                                       17,296             13,132
                                                                         ------------       ------------
           Total current assets                                               601,351            568,760
                                                                         ------------       ------------

   PROPERTY AND EQUIPMENT - NET                                               108,820            110,208
                                                                         ------------       ------------
   OTHER ASSETS:
       Intangibles, net of accumulated amortization of $27,160 in
          November 2000 and $25,348 in May 2000                               103,451            107,148
       Deferred income taxes                                                   30,067             24,903
       Other assets                                                            15,150             14,213
                                                                         ------------       ------------
           Total other assets                                                 148,668            146,264
                                                                         ------------       ------------

           TOTAL ASSETS                                                  $    858,839       $    825,232
                                                                         ============       ============

                                LIABILITIES AND STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES:
       Current portion of long-term obligations and short-term
          borrowings                                                     $      2,359       $      2,479
       Accounts payable                                                       272,484            291,576
       Accrued liabilities                                                    116,805            113,370
       Income tax payable                                                      14,226             18,089
                                                                         ------------       ------------
           Total current liabilities                                          405,874            425,514
                                                                         ------------       ------------

   LONG-TERM OBLIGATIONS                                                      163,262            116,891
   OTHER LIABILITIES                                                           10,222              8,472
                                                                         ------------       ------------
           TOTAL LIABILITIES                                                  579,358            550,877
                                                                         ------------       ------------

   COMMITMENTS AND CONTINGENCIES

   STOCKHOLDERS' EQUITY
       Common stock: par value $.01 per share; 60,000 shares
           authorized, 36,842 shares issued and outstanding,
           (36,702 shares issued and outstanding as of May 31,2000)               370                366
       Additional paid-in capital                                             141,015            139,474
       Treasury stock - at cost                                                  (706)              (706)
       Retained earnings                                                      172,996            161,862
       Accumulated other comprehensive loss                                   (34,194)           (26,641)
                                                                         ------------       ------------
           Total stockholders' equity                                         279,481            274,355
                                                                         ------------       ------------

           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $    858,839       $    825,232
                                                                         ============       ============

            SEE ACCOMPANYING INDEPENDENT AUDITORS' REVIEW REPORT AND
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FRITZ COMPANIES, INC.                                                  FORM 10-Q


                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                    Three Months Ended November 30,          Six Months Ended November 30,
                                                   ---------------------------------       ---------------------------------
                                                        2000                1999                2000                1999
                                                   -------------       -------------       -------------       -------------
REVENUE                                            $     422,052       $     426,503       $     835,002       $     818,154
FREIGHT CONSOLIDATION COSTS                              263,897             265,779             523,735             506,780
                                                   -------------       -------------       -------------       -------------

NET REVENUE                                              158,155             160,724             311,267             311,374
                                                   -------------       -------------       -------------       -------------

OPERATING EXPENSES
   Salaries and related costs                             88,580              91,538             175,806             177,972
   General and administrative                             58,854              53,801             114,334             107,323
   CHB consolidation costs                                   452                  --                 452                  --
                                                   -------------       -------------       -------------       -------------
     Total operating expenses                            147,886             145,339             290,592             285,295
                                                   -------------       -------------       -------------       -------------

INCOME  FROM OPERATIONS                                   10,269              15,385              20,675              26,079
OTHER EXPENSE                                             (2,378)             (1,968)             (4,057)             (3,869)
                                                   -------------       -------------       -------------       -------------
INCOME BEFORE INCOME TAX EXPENSE                           7,891              13,417              16,618              22,210
INCOME TAX EXPENSE                                         2,604               4,293               5,484               7,107
                                                   -------------       -------------       -------------       -------------

NET INCOME                                         $       5,287       $       9,124       $      11,134       $      15,103
                                                   =============       =============       =============       =============


Weighted average shares outstanding - Basic               36,725              36,627              36,655              36,559
                                                   =============       =============       =============       =============

Earnings per share - Basic                         $         .14       $         .25       $         .30       $         .41
                                                   =============       =============       =============       =============

Weighted average shares outstanding - Diluted             36,841              36,814              37,021              36,771
                                                   =============       =============       =============       =============

Earnings per share - Diluted                       $         .14       $         .25       $         .30       $         .41
                                                   =============       =============       =============       =============


            SEE ACCOMPANYING INDEPENDENT AUDITORS' REVIEW REPORT AND
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FRITZ COMPANIES, INC.                                                  FORM 10-Q


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                Six Months Ended
                                                                   November 30,
                                                         -------------------------------
                                                             2000               1999
                                                         ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                           $     11,134       $     15,103
    Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
       Depreciation and amortization                           14,600             14,789
       Gain from sale of a U.S. subsidiary                       (532)                --
       Deferred income taxes                                   (3,449)            (1,770)
       Other                                                       --                548
       Effect of changes in:
         Receivables                                            1,332            (96,140)
         Prepaid expenses and other assets                     (4,369)             1,455
         Payables and accrued liabilities                     (19,043)            41,880
                                                         ------------       ------------
    Net cash used in operating activities                        (327)           (24,135)
                                                         ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                      (14,077)           (13,886)
    Acquisitions, net of cash acquired                             --               (242)
    Payment of acquisition related debt                        (1,635)              (616)
    Investment in foreign affiliates                               37                284
    Proceeds from sale of fixed assets                            980                937
    Other                                                       1,239               (839)
                                                         ------------       ------------
    Net cash used in investing activities                     (13,456)           (14,362)
                                                         ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of long-term obligations            49,534             50,564
    Re-payments of  long-term obligations                      (1,507)            (1,076)
    Proceeds from stock options exercised                       2,015                333
    Employee stock purchases                                      136                193
    Other                                                        (749)                --
                                                         ------------       ------------
    Net cash provided by  financing activities                 49,429             50,014
                                                         ------------       ------------
Foreign currency translation effect on cash                    (5,238)            (2,136)
                                                         ------------       ------------

INCREASE IN CASH AND EQUIVALENTS                               30,408              9,381

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                    55,481             50,599
                                                         ------------       ------------

CASH AND EQUIVALENTS AT END OF PERIOD                    $     85,889       $     59,980
                                                         ============       ============

OTHER CASH FLOW INFORMATION:
    Income taxes paid                                    $     12,710       $     10,019
                                                         ============       ============
    Interest paid                                        $      7,790       $      4,519
                                                         ============       ============



            SEE ACCOMPANYING INDEPENDENT AUDITORS' REVIEW REPORT AND
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FRITZ COMPANIES, INC.                                                  FORM 10-Q


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The accompanying condensed consolidated financial statements of Fritz Companies, Inc. and subsidiaries (the Company) for the three and six months ended November 30, 2000 and 1999 are unaudited and, in the opinion of management, contain all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the results of such periods.

        During the quarter ended November 30, 2000, the Company capitalized approximately $0.7 million of certain costs in accordance with the Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." issued by the American Institute of Certified Public Accountants (SOP 98-1). SOP 98-1 requires computer software costs associated with internal use software to be expensed as incurred unless certain capitalization criteria are met.

        Further discussion of other significant accounting policies followed by the Company is contained in Note 1 to the audited consolidated financial statements for the year ended May 31, 2000. In accordance with SEC regulations, certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted for the purposes of the condensed consolidated interim financial statements. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, including the notes thereto, for the year ended May 31, 2000 included in the Company's Form 10-K filed on August 14, 2000. The results of operations for the six months ended November 30, 2000 may not necessarily be indicative of the results to be expected for the full year.

NOTE 2. COMPREHENSIVE INCOME

        Comprehensive income consists of net income and other gains and losses affecting shareholders' equity that, under generally accepted accounting principles, are excluded from net income. For the Company, the components of comprehensive income consist of net income and foreign currency translation gains and losses.

        The components of total comprehensive income for interim periods are presented in the following table:


                                                  Three Months Ended             Six Months Ended
                                                       November 30,                 November 30,
                                                   2000           1999           2000           1999
                                                 --------       --------       --------       --------
    Net Income                                   $  5,287       $  9,124       $ 11,134       $ 15,103

    Other comprehensive loss:
    Foreign currency translation adjustment        (4,881)        (1,811)        (7,553)        (2,776)
                                                 --------       --------       --------       --------

    Total comprehensive income                   $    406       $  7,313       $  3,581       $ 12,327
                                                 ========       ========       ========       ========


        During the three and six month periods ended November 30, 2000 and 1999, the Company maintained its policy to reinvest the earnings of the non-United States subsidiaries as a long-term commitment. Accordingly, the "foreign currency translation adjustments" have not been adjusted for United States taxes.

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


NOTE 5. INCOME TAXES

        Income tax expense for the six months ended November 30, 2000 consisted of approximately $8.9 million of current tax provision and $3.4 million of deferred tax benefit. The Company's global effective tax rate remains at 33%.

        A substantial portion of the Company's net deferred tax assets are federal net operating losses carried forward of approximately $68 million. These federal net operating losses expire in the fiscal years May 31, 2013 to May 31, 2021. In order to realize these deferred tax assets the Company will need to generate future federal taxable income. The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize these net deferred tax assets. In reaching this conclusion, the Company anticipates that it should accomplish this as its earnings improve from recent history.

NOTE 6. ACQUISITIONS

        For the six months ended November 30, 2000, there was no recording of additional purchase price relating to achievement of specified net revenue or pre-tax income levels of certain prior acquisitions or to purchase the remaining minority interest of a company. For the same period last year, the amount recorded was $0.2 million. At November 30, 2000, the remaining maximum payments in connection with acquisitions providing a contingent purchase price are approximately $0.5 million. There is no certainty these businesses will achieve the revenue or profit levels to require these contingent payments.

FRITZ COMPANIES, INC.                                                  FORM 10-Q

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

        The three class action suits filed against the Company in state court were dismissed with prejudice by the Superior Court of California for the County of San Francisco on grounds the claims asserted under the California Corporate Securities law and common law fraud were not legally tenable. One of the dismissals was reversed on appeal, permitting the plaintiff to file an amended complaint. That amended complaint was dismissed with leave to amend. A further amended complaint was filed and was dismissed without leave to amend. That dismissal was reversed on appeal in July 2000. That reversal is on appeal to the California Supreme Court which has granted review of that reversal.

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

        The Company is unable to predict the ultimate outcome of this litigation and it is possible the outcome could have a significant adverse impact on the Company's future consolidated results of operations, although the amount is not currently estimable. However, the Company believes the ultimate outcome of these matters will not have a significant adverse impact on the Company's consolidated financial position.

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

        The Company manages its operations in two segments, United States and Foreign. The Company's Chief Operating Officer reviews operating results and creates operating plans based on these two segments. Bonuses and other incentives are distributed based on the segment results. The basis of measurement of segment profit and loss is the same for both periods presented.

Certain information regarding the Company's principal logistics services and operations by geographic areas is summarized below:


                                      THREE MONTHS ENDED NOVEMBER 30,                  SIX MONTHS ENDED NOVEMBER 30,
                             ------------------------------------------------    ------------------------------------------------
                               2000           %          1999           %          2000           %          1999           %
                             ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------
NET REVENUE:
  Customs brokerage          $  46,228         29.2    $  49,309         30.7    $  92,459         29.7    $  94,902         30.5
  Ocean freight forwarding      33,680         21.3       31,561         19.6       66,183         21.3       63,833         20.5
  Airfreight forwarding         42,826         27.1       45,527         28.3       83,298         26.7       86,131         27.7
  Material management &
   distribution                 35,421         22.4       34,327         21.4       69,327         22.3       66,508         21.3
                             ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------
    Total Net Revenue        $ 158,155        100.0    $ 160,724        100.0    $ 311,267        100.0    $ 311,374        100.0
                             =========    =========    =========    =========    =========    =========    =========    =========

NET REVENUE:
  United States              $  78,600         49.7    $  84,187         52.4    $ 155,980         50.1    $ 163,948         52.7
                             ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------
  Canada                        14,023          8.9       13,528          8.4       27,179          8.7       25,711          8.2
  Europe                        24,639         15.5       26,384         16.4       47,950         15.4       49,826         16.0
  China                         13,706          8.7       11,188          7.0       27,284          8.8       22,850          7.3
  Singapore                      3,432          2.2        2,792          1.7        6,490          2.1        5,637          1.8
  Other Asia                    13,002          8.2       12,772          8.0       25,515          8.2       23,896          7.7
  Latin America                 10,753          6.8        9,873          6.1       20,869          6.7       19,506          6.3
                             ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------
    Total Foreign               79,555         50.3       76,537         47.6      155,287         49.9      147,426         47.3
                             ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------
    Total Net Revenue        $ 158,155        100.0    $ 160,724        100.0    $ 311,267        100.0    $ 311,374        100.0
                             =========    =========    =========    =========    =========    =========    =========    =========


INCOME FROM OPERATIONS:
  United States              $  (3,553)       (34.6)   $   5,588         36.3    $  (4,621)       (22.4)   $   9,754         37.4
                             ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------
  Canada                         1,349         13.1          939          6.1        1,857          9.0        1,340          5.1
  Europe                         3,502         34.1        2,613         17.0        5,490         26.6        3,337         12.8
  China                          5,063         49.4        3,589         23.3       10,512         50.8        7,892         30.3
  Singapore                        740          7.2          789          5.2        1,506          7.3        1,253          4.8
  Other Asia                     3,567         34.7        2,357         15.3        7,149         34.6        3,770         14.5
  Latin America                   (399)        (3.9)        (490)        (3.2)      (1,218)        (5.9)      (1,267)        (4.9)
                             ----------------------------------------------------------------------------------------------------
      Total Foreign             13,822        134.6        9,797         63.7       25,296        122.4       16,325         62.6
                             ----------------------------------------------------------------------------------------------------
     Total Income from
       Operations            $  10,269        100.0    $  15,385        100.0    $  20,675        100.0    $  26,079        100.0
                             ----------------------------------------------------------------------------------------------------
Other Income / (Expense)        (2,378)                   (1,968)                   (4,057)                   (3,869)
                             ----------------------------------------------------------------------------------------------------
TOTAL INCOME BEFORE TAXES    $   7,891                 $  13,417                 $  16,618                 $  22,210
                             =========                 =========                 =========                 =========

NOTE 9. SUBSEQUENT EVENT

On January 10, 2001, the Company, United Parcel Service, Inc., a Delaware corporation ("Parent"), and VND Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent ("Merger Sub"), entered into an Agreement and Plan of Merger (the "Merger Agreement"). The Merger Agreement sets forth the terms and conditions of the proposed merger of Merger Sub with and into Company

FRITZ COMPANIES, INC.                                                  FORM 10-Q

(the "Merger"). Upon effectiveness of the Merger, each outstanding share of common stock, par value of $0.01 per share, of the Company, other than shares held by the Company, Parent or Merger Sub, will be converted into the right to receive 0.2 of a share of Class B common stock, par value $0.01 per share, of Parent. As a result of the Merger, the Company will become a wholly owned subsidiary of Parent. The parties intend for the Merger to be treated as a tax-free reorganization under Section 368 of the Internal Revenue Code of 1986, as amended, and as a "purchase" for accounting purposes.

The transaction is expected to be completed during the spring of 2001. Consummation of the acquisition is subject to a number of conditions, including, among other things, the approval of a majority of the Company's stockholders and regulatory clearance. For additional information about the Merger Agreement, including but not limited to the Company's adoption of a Rights Plan, see Item 5.

NOTE 10. RELATED PARTY TRANSACTIONS

On November 30, 2000, the Company agreed to sell 100% of the common stock of FCI Logistics Inc., a wholly-owned subsidiary, to Tradami, Inc., an entity in which the Company's Chairman of the Board and Chief Executive Officer owns approximately 90% of the outstanding common stock. Under terms of the sales agreement, Tradami, Inc. will pay $1,672,000 in cash. The Company recognized a gain of $532,000 on the sale.

Also on November 30, 2000, the Company entered into a Services Agreement with Tradami, Inc. whereby both parties agree to further enter into a License and a Co-Marketing Agreement. Under the terms of the License Agreement, Tradami, Inc. will develop and license E-commerce technology that will enable the Company to improve customer service. Under the Co-Marketing agreement the Company and Tradami, Inc. will jointly market their services to potential and existing customers.

FRITZ COMPANIES, INC.                                                  FORM 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        The following discussion is applicable to the Company's financial condition and results of operations for the three months and six months ended November 30, 2000 and 1999. See Note 1 of Notes to Condensed Consolidated Financial Statements.

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

        Overall, the Company's performance during the quarter was characterized by weakness in the U.S., but strong activity levels overseas. The reorganization of the customs brokerage operation has continued to impact the domestic performance, but steps have been taken to improve productivity and customer service levels. While labor productivity during the quarter was encouraging, general and administrative expenses were adversely affected by higher demurrage charges and an increase in data processing costs. The Company has seen some early signs of success with respect to its new sales initiatives and progress has been made with accounts receivable, with a reduction in days billing outstanding in the U.S. of 5 days since May 31, 2000. At the same time, investments and advances have been made with respect to the Company's systems initiatives:

        - The transportation management module of the Company's Global Business System has been deployed in all countries in Asia, except Korea;

        - The roll-out of customers on the new Purchase Order Management system has continued; and

        - The Company began testing the first release of its U.S. customs brokerage system.

        The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

RESULTS OF OPERATIONS

        The following table provides, by business segment, the revenue, and net revenue, in thousands of dollars and percentages attributable to the Company's principal logistics services during the periods indicated:


       UNITED STATES OPERATIONS


                                              THREE MONTHS ENDED NOVEMBER 30,
                                    --------------------------------------------------
                                      2000            %           1999            %
                                    --------      --------      --------      --------
    REVENUE:
      Customs brokerage             $ 30,048          23.9      $ 32,913          24.0
      Ocean freight forwarding        25,574          20.3        26,245          19.2
      Airfreight forwarding           44,680          35.4        52,395          38.2
      Material management &
         distribution                 25,645          20.4        25,433          18.6
                                    --------      --------      --------      --------

        Total revenue               $125,947         100.0      $136,986         100.0
                                    ========      ========      ========      ========

    NET REVENUE:
      Customs brokerage             $ 30,048          38.3      $ 32,913          39.1
      Ocean freight forwarding        12,591          16.0        12,718          15.1
      Airfreight forwarding           14,386          18.3        17,386          20.7
      Material management &
         distribution                 21,575          27.4        21,170          25.1
                                    --------      --------      --------      --------

        Total net revenue           $ 78,600         100.0      $ 84,187         100.0
                                    ========      ========      ========      ========

FRITZ COMPANIES, INC.                                                  FORM 10-Q


FOREIGN OPERATIONS


                                          THREE MONTHS ENDED NOVEMBER 30,
                                --------------------------------------------------
                                  2000            %           1999            %
                                --------      --------      --------      --------
REVENUE:
  Customs brokerage             $ 16,180           5.5      $ 16,395           5.7
  Ocean freight forwarding        94,096          31.8        92,205          31.8
  Airfreight forwarding          152,714          51.5       150,418          52.0
  Material management &
     distribution                 33,115          11.2        30,499          10.5
                                --------      --------      --------      --------

    Total revenue               $296,105         100.0      $289,517         100.0
                                ========      ========      ========      ========

NET REVENUE:
  Customs brokerage             $ 16,180          20.3      $ 16,395          21.4
  Ocean freight forwarding        21,089          26.5        18,844          24.6
  Airfreight forwarding           28,440          35.8        28,140          36.8
  Material management &
     distribution                 13,846          17.4        13,158          17.2
                                --------      --------      --------      --------

    Total net revenue           $ 79,555         100.0      $ 76,537         100.0
                                ========      ========      ========      ========


THREE MONTHS ENDED NOVEMBER 30, 2000 COMPARED WITH THREE MONTHS ENDED NOVEMBER 30, 1999

GENERAL:

Revenue decreased by 1.0% to $422.1 million and net revenue decreased by 1.6% to $158.2 million for the three-month period ended November 30, 2000 as compared with the same period last year. Operating expenses increased by 1.8%. The foreign exchange transaction gain for this quarter amounted to $1.5 million compared to a loss of $0.2 million in the same quarter last year. Interest expense increased by $1.6 million to $4.1 million for this quarter due principally to increased borrowings.

The Company capitalized approximately $0.7 million of certain costs associated with the development of the Company's global systems in accordance with SOP 98-1.

UNITED STATES OPERATIONS:

Revenue and Net Revenue: Revenue decreased by 8.1% and net revenue decreased by 6.6% for the three-month period ended November 30, 2000 as compared with the same period last year. Operating expenses increased 4.5%.

Customs brokerage revenue and net revenue decreased by 8.7%. This decrease reflects lower volumes resulting from the transition to a centralized environment as well as competitive pressures which continue to adversely impact volumes. The East and West regions experienced a 19% reduction in file counts. Volume reductions from higher margin customers have been partially offset by volume increases from lower margin customers. For the three months ended November 30, 2000, the number of United States Customs entries filed by the Company increased by 3.5%, as compared with the same period last year.

Ocean freight forwarding revenue decreased by 2.6% and net revenue decreased by 1.0%. Ocean export net revenue decreased by 16.4%, primarily due to a shortfall in customer projects, as compared to a year ago. Outbound NVOCC (Non-Vessel Operating Common Carrier) revenue decreased by 2.8%, reflecting

FRITZ COMPANIES, INC.                                                  FORM 10-Q

the continuing downward trend in ocean export pricing. Outbound NVOCC net revenue showed a 3.1% decrease reflecting higher direct costs for warehousing and trucking. These decreases were partially offset by a 23.7% increase in ocean inbound agent-type net revenue primarily attributable to new customers.

Airfreight forwarding revenue decreased by 14.7% and net revenue decreased by 17.3%. File counts decreased 17% compared with the same period last year. Notwithstanding the Company's use of centralized gateways to improve consolidation costs control, competitive pressure on pricing and lower volumes during the quarter combined to cause a 17.3% decrease in net revenue. Air export services recorded a 14.9% decrease in revenue and 15.0% decrease in net revenue reflecting a soft air outbound market due to the current strength of the dollar. Air export file counts declined by 18%. Air inbound services decreased by 17.7% in revenue and net revenue primarily as a result of the transition to Center of Excellence (COE), a soft market out of Asia in November 2000 and extraordinarily high volume in the second quarter a year ago related to Y2K. Air inbound file counts decreased by 14%.

Material management and distribution revenue increased by 0.8% and net revenue increased by 1.9%. The net revenue increase was primarily due to higher service revenue with no associated direct cost. Material management and distribution file counts increased by 1%.

Operating Expenses: Operating expenses increased by 4.5%. This increase was mainly due to costs related to our systems initiatives such as increased depreciation of technology assets and communications expense, as well as demurrage charges related to the centralization of the Company's custom house brokerage activities. As a percentage of net revenue, salaries and related costs increased 2.1% to 67.7%. Operating expenses in total as a percentage of net revenue increased to 104.5% from 93.4% in the prior year.

FOREIGN OPERATIONS:

Revenue and Net Revenue: Revenue increased by 2.3% and net revenue increased by 3.9% for the three-month period ended November 30, 2000 as compared with the same period last year. The effect of translation rate changes during the period resulted in a decrease in net revenue during the quarter of approximately $6.4 million. The resultant growth rate was adversely affected by approximately 3.2%.

Customs brokerage revenue and net revenue decreased by 1.3% reflecting lower volumes in Europe and Asia.

Ocean freight forwarding revenue increased by 2.1% while net revenue increased by 11.9%. The revenue and net revenue increases were largely due to an increase of approximately 25% on commissions on agency-type shipments.

Airfreight forwarding revenue increased by 1.5% while net revenue increased 1.1%. The revenue increase was primarily due to higher export volume generated by Asia, which was partially offset by decreased volumes by all other regions.

Material management and distribution revenue increased by 8.6%, while net revenue increased by 5.2%. The lower increase in net revenue was principally due to competitive pricing in warehouse activities. The opening of the Company's 400,000 plus square foot warehouse in South China contributed to the continued growth in revenue and net revenue for these services.

Operating Expenses: Operating expenses decreased 1.5% largely due to the reduction of salaries and benefits. Operating expenses as a percentage of net revenue were 82.6% in the second quarter and 87.2% in the comparable quarter of the prior year.

FRITZ COMPANIES, INC.                                                  FORM 10-Q

UNITED STATES OPERATIONS



                                                     SIX MONTHS ENDED NOVEMBER 30,
                                            -----------------------------------------------
                                              2000            %        1999            %
                                            --------      --------   --------      --------
REVENUE:
  Customs brokerage                         $ 60,363          24.1   $ 64,118          23.9
  Ocean freight forwarding                    50,185          20.1     52,838          19.7
  Airfreight forwarding                       90,282          36.0    101,559          37.9
  Material management &
     distribution                             49,465          19.8     49,617          18.5
                                            --------      --------   --------      --------

    Total revenue                           $250,295         100.0   $268,132         100.0
                                            ========      ========   ========      ========

NET REVENUE:
  Customs brokerage                         $ 60,363          38.7   $ 64,118          39.1
  Ocean freight forwarding                    24,807          15.9     25,892          15.8
  Airfreight forwarding                       29,328          18.8     33,280          20.3
  Material management &
     distribution                             41,482          26.6     40,658          24.8
                                            --------      --------   --------      --------

    Total net revenue                       $155,980         100.0   $163,948         100.0
                                            ========      ========   ========      ========


   FOREIGN OPERATIONS

                                                       SIX MONTHS ENDED NOVEMBER 30,
                                            -----------------------------------------------
                                              2000            %        1999            %
                                            --------      --------   --------      --------
REVENUE:
  Customs brokerage                         $ 32,096           5.5   $ 30,784           5.6
  Ocean freight forwarding                   193,723          33.1    194,651          35.4
  Airfreight forwarding                      291,655          49.9    265,263          48.2
  Material management &
     distribution                             67,233          11.5     59,325          10.8
                                            --------      --------   --------      --------

    Total revenue                           $584,707         100.0   $550,023         100.0
                                            ========      ========   ========      ========

NET REVENUE:
  Customs brokerage                         $ 32,096          20.7   $ 30,784          20.9
  Ocean freight forwarding                    41,376          26.6     37,941          25.8
  Airfreight forwarding                       53,970          34.8     52,851          35.8
  Material management &
     distribution                             27,845          17.9     25,850          17.5
                                            --------      --------   --------      --------

    Total net revenue                       $155,287         100.0   $147,426         100.0
                                            ========      ========   ========      ========


SIX MONTHS ENDED NOVEMBER 30, 2000 COMPARED WITH SIX MONTHS ENDED NOVEMBER 30, 1999

GENERAL:

For the six months ended November 30, 2000 compared with the six months ended November 30, 1999, revenue increased 2.1% to $835.0 million and net revenue remained flat. Operating expenses increased 1.9%, slightly higher than the net revenue increase. There were $2.4 million of currency gains in the six months ended November 30, 2000 compared to a loss of $0.2 million in the same period last year. Interest

FRITZ COMPANIES, INC.                                                  FORM 10-Q

expense increased to $7.1 million as compared with $4.8 million for the same period last year due principally to increased borrowings.


UNITED STATES OPERATIONS:

Revenue and Net Revenue: Revenue decreased 6.7% compared to last year while net revenue decreased by 4.9%. Operating expenses increased by 4.3%.

Customs brokerage revenue and net revenue decreased by 5.9%. This decrease reflects lower volumes resulting from the transition to a centralized environment as well as competitive pressures which continue to adversely impact volumes. The East and West regions experienced a 16% reduction in file counts. Volume reductions from higher margin customers were partially offset by increases in volumes from lower margin customers. The number of United States Customs entries filed by the Company increased approximately 5% to 1.3 million.

Ocean freight forwarding revenue decreased 5.0% while net revenue declined 4.2%. Ocean export net revenue decreased by 14.2% primarily due to a shortfall in projects, as compared to the same period a year ago. Ocean outbound NVOCC gross revenue decreased by 5.8% reflecting the lower ocean freight rates this year. Outbound NVOCC net revenue decreased by 6.3% due to an increase in trucking and warehousing costs. These decreases were partially offset by a 14.7% increase in ocean inbound agent-type net revenue primarily attributable to new customers.

Airfreight forwarding revenue decreased 11.1% and net revenue decreased by 11.9%. Airfreight forwarding combined transactions file counts decreased by 12% compared to prior year. Air export services experienced decreases of 7.4% in gross revenue and 11.2% in net revenue due to competitive pressure on pricing and lower volumes. The air outbound market from the U.S. is soft due, among other things, to the current strength of the dollar. Air inbound services net revenue decreased by 8.9% due to the combined impact of the transition to COE and the extraordinarily higher volumes in the same period last year related to Y2K.

Material management and distribution revenue decreased slightly by 0.3% while net revenue increased by 2.0%. The net revenue increase was primarily due to higher service revenue with no associated direct cost.

Operating Expenses: Operating expenses increased by 4.3%. Salaries and related costs decreased slightly. As a percentage of net revenue, salaries and related costs increased 1.9% to 67.6%. Operating expenses as a percentage of net revenue increased to 103.0% from 93.9% in the prior year.

A substantial portion of the Company's net deferred tax assets are federal net operating losses carried forward of approximately $68 million. These federal net operating losses expire in the fiscal years May 31, 2013 to May 31, 2021. In order to realize these deferred tax assets the Company will need to generate future federal taxable income. The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize these net deferred tax assets. In reaching this conclusion, the Company anticipates that it should accomplish this as its earnings improve from recent history.

FOREIGN OPERATIONS:

Revenue and Net Revenue: Revenue increased by 6.3% while net revenue increased by 5.3%. The effect of translation rate changes during the period resulted in a decrease in net revenue during the six months of approximately $9.7 million. The resultant growth rate was adversely affected by approximately 2.5%.

Customs brokerage revenue and net revenue increased by 4.3% reflecting increased volumes in Canada and Latin America which were partially offset by lower volumes in Asia and Europe in the second quarter as compared to a year ago.

FRITZ COMPANIES, INC.                                                  FORM 10-Q


Ocean freight forwarding revenue decreased by 0.5% while net revenue increased by 9.1%. The slight decrease in revenue was primarily due to the decline in NVOCC shipments into the United States. NVOCC shipments into the United States decreased as a result of increased competition in the market. This decrease was largely offset by an increase in commissions on agency-type shipments. The increase in net revenue reflects the combined impact of the increase in agency commissions and the utilization of carriers with lower ocean freight rates.

Airfreight forwarding revenue increased by 9.9% while net revenue increased 2.1%. The revenue increase was primarily due to higher export volume generated by Asia. However, the margin was adversely affected by general upward pressure on carrier rates.

Material management and distribution revenue increased by 13.3%, while net revenue increased by 7.7%. The increases in revenue and net revenue were primarily generated in Asia and Latin America. The opening of the Company's 400,000 plus square foot warehouse in South China contributed to the continued growth in revenue and net revenue for these services. The lower increase in margin is due to competitive pricing in warehouse and trucking activities.

Operating Expenses: Operating expenses decreased 1.0%. Salaries and related costs decreased slightly primarily due to a nonrecurring expense reported in the same period last year, related to the departure of a key executive. Operating expenses as a percentage of net revenue were 83.7% for the six months and 89.1% in the comparable period of the prior year.


SUBSEQUENT EVENT

On January 10, 2001, the Company, United Parcel Service, Inc., a Delaware corporation ("Parent"), and VND Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent ("Merger Sub"), entered into an Agreement and Plan of Merger (the "Merger Agreement"). The Merger Agreement sets forth the terms and conditions of the proposed merger of Merger Sub with and into Company (the "Merger"). Upon effectiveness of the Merger, each outstanding share of common stock, par value of $0.01 per share, of the Company, other than shares held by the Company, Parent or Merger Sub, will be converted into the right to receive 0.2 of a share of Class B common stock, par value $0.01 per share, of Parent. As a result of the Merger, the Company will become a wholly owned subsidiary of Parent. The parties intend for the Merger to be treated as a tax-free reorganization under Section 368 of the Internal Revenue Code of 1986, as amended, and as a "purchase" for accounting purposes.

The transaction is expected to be completed during the spring of 2001. Consummation of the acquisition is subject to a number of conditions, including, among other things, the approval of a majority of the Company's stockholders and regulatory clearance. For additional information about the Merger Agreement, including but not limited to the Company's adoption of a Rights Plan, see Item 5.

RELATED PARTY TRANSACTIONS

On November 30, 2000, the Company agreed to sell 100% of the common stock of FCI Logistics Inc., a wholly-owned subsidiary, to Tradami, Inc., an entity in which the Company's Chairman of the Board and Chief Executive Officer owns approximately 90% of the outstanding common stock. Under terms of the sales agreement, Tradami, Inc. will pay $1,672,000 in cash. The Company recognized a gain of $532,000 on the sale.

Also on November 30, 2000, the Company entered into a Services Agreement with Tradami, Inc. whereby both parties agree to further enter into a License and a Co-Marketing Agreement. Under the terms of the License agreement, Tradami, Inc. will develop and license E-commerce technology that will enable the Company to improve customer service. Under the co-marketing agreement the Company and Tradami, Inc. will jointly market their services to potential and existing customers.

FRITZ COMPANIES, INC.                                                  FORM 10-Q


LIQUIDITY AND CAPITAL RESOURCES

Cash and equivalents were $85.9 million at November 30, 2000, representing a $30.4 million increase from the $55.5 million at May 31, 2000. Slightly negative operating cash flow of $0.3 million through the second quarter was significantly improved from the negative $24.1 million operating cash flow incurred in the same period last year. This improvement was driven primarily by better working capital management.

Capital expenditures through the second quarter totaled $14.1 million, slightly ahead of the $13.9 million incurred in the same period last year. Capital expenditures consisted mainly of expenditures for computer hardware and software, leasehold improvements, and warehouse equipment. The Company paid $1.6 million in cash in connection with an acquisition made in a prior period and received $1.0 million from asset sales throughout the second quarter.

Cash flow from financing activities exceeded the cash consumed by operating and investing activities. This occurred due to positive free cash flow overseas but negative cash flow in the United States. The Company is currently studying tax efficient means to repatriate funds to the United States, which would reduce worldwide cash and debt levels.

Earlier this fiscal year, the Company completed the syndication of a new, two-and-a-half year, $175 million revolving credit facility. On November 30, 2000 the Company had borrowed $81.3 million and had issued $12.5 million in letters of credit, leaving $81.2 million in available credit. The Company believes this facility will ensure adequate liquidity for the Company for the foreseeable future.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

In this document, the Company makes forward-looking statements that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our operations. Also, when we use any of the words "believes", "expects", "anticipates" or similar expressions, we are making forward-looking statements. Many possible events or factors could affect the future financial results and performance of the Company. This could cause results or performance to differ materially from those expressed in our forward-looking statements. These possible events or factors include those set forth in the "Risk Factors" section of this document. In addition, with respect to the announced merger transaction with UPS, investors should be aware of the following factors, among others: the possibility that the merger will not be consummated as a result of failure of the Company's stockholders to approve the merger; the possibility that the merger will be delayed substantially; the inability to obtain, or meet conditions imposed for, governmental approvals of the merger; the possibility that the announcement of the merger transaction will have an adverse impact on the Company's business; and costs relating to the merger.


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

The Company incurred a negative translation adjustment and a foreign exchange gain for the first half of fiscal year 2001 due to the strengthening of the U.S. dollar relative to certain currencies of Asia, Europe and Latin America. The charge to equity related to currency translation, during the first half of fiscal year 2001 was $7.6 million while foreign currency gains realized, during the first half of fiscal year 2001 was approximately $2.4 million.

The Company's ability to provide service to its customers is highly dependent on good working relationships with a variety of entities such as airlines, steamship carriers and governmental agencies.

FRITZ COMPANIES, INC.                                                  FORM 10-Q


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

    10. Dependence of the Company on retention and addition of significant customers.

    11. The ability to recruit and retain skilled employees in a tight labor market.

    12. The ability of the Company to develop and implement information systems to keep pace with the increasing complexity and growth of the Company's business.

    13. Diversion of management focus and resources as a result of pending litigation.

    14. Other risks disclosed in the Company's filings with the Securities and Exchange Commission.

FRITZ COMPANIES, INC.                                                  FORM 10-Q

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

As of November 30, 2000, the Company had forward foreign currency contracts outstanding of $29.6 million equivalent value with maturities ranging from December 1, 2000 to December 20, 2000. The estimated fair value of these foreign currency contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. At November 30, 2000, the difference between the contract amounts and the fair values was $0.1 million. A 10% change in value of the functional currency relative to the underlying currency of these forward contracts would negatively impact the Company's earnings by $3.0 million. However, these forwards contracts hedge underlying payables or receivables and therefore the net impact of the change in currency values would be negligible.

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


                          (dollar amounts in millions)


                                                                      Gain/(Loss) if
                                                                   Functional Currency
                                                                   -------------------
  Non-Functional         Cash &       A/P &         Net        Appreciates     Depreciates
     Currency              A/R        Debt        Exposure        10%              10%
     --------              ---        ----        --------        ---              ---
U.S. Dollar               139.5      (50.9)         88.6         (8.9)             8.9
All Other Currencies       15.6      (22.3)         (6.7)         0.7             (0.7)


INTEREST RATE SENSITIVITY

The Company's exposure to interest rate risk relates primarily to its cash and short-term investments and its debt obligations. The Company currently does not employ any financial derivatives to manage the risk

FRITZ COMPANIES, INC.                                                  FORM 10-Q


associated with its cash investments. It does however, currently employ a swap to convert a portion of its variable rate debt to a fixed rate. The Company uses the interest rate swap to manage the interest cost and the risk associated with changing interest rates. As interest rates change, the differential paid or received is recognized in interest expense of the period.

As of November 30, 2000, the Company had an interest rate swap outstanding with a notional value of Singapore Dollars (SGD) 7.0 million. This swap mitigates the interest exposure of a subsidiary's long-term debt. The interest swap will mature in the year 2002. It requires the Company to pay interest at a fixed rate of 6.5%, and receive interest at the floating rate based on the Singapore Interbank Offered Rate, which was 2.8% on November 30, 2000. The fair value of this instrument represents the estimated receipts or payments that would be made to terminate the agreement. On November 30, 2000, the Company would have paid $0.3 million to terminate the agreement.


On November 30, 2000, the Company had $86 million of cash and cash equivalents, subject to variable, short-term interest rates. On the same date, the Company had debt obligations of $166 million, of which $85 million was subject to variable, short-term interest rate risk. In addition, the Company had $25 million of off-balance sheet transactions, which were subject to variable interest rate risk. The net exposure of the Company to variable, short-term interest rate risk is therefore $24 million. A hypothetical increase (or decrease) in variable, short-term interest rates of 1% would have an immaterial effect on the Company's earnings.


RECENT ACCOUNTING PRONOUNCEMENTS

See Note 3 of the Notes to Condensed Consolidated Financial Statements.

PART II. OTHER INFORMATION

ITEM 5.  OTHER EVENTS

        On January 10, 2001, the Company, United Parcel Service, Inc., a Delaware corporation ("Parent"), and VND Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent ("Merger Sub"), entered into an Agreement and Plan of Merger (the "Merger Agreement"). The Merger Agreement sets forth the terms and conditions of the proposed merger of Merger Sub with and into Company (the "Merger"). Upon effectiveness of the Merger, each outstanding share of common stock, par value $0.01 per share, of the Company (the "Company Common Stock"), other than shares held by the Company, Parent or Merger Sub, will be converted into the right to receive 0.2 of a share of Class B common stock, par value $0.01 per share, of Parent (the "Parent Common Stock"). As a result of the Merger, the Company will become a wholly owned subsidiary of Parent. The parties intend for the Merger to be treated as a tax-free reorganization under Section 368 of the Internal Revenue Code of 1986, as amended, and as a "purchase" for accounting purposes.

        Consummation of the Merger is subject to the satisfaction or waiver of certain conditions, including (1) approval by the stockholders of the Company of the Merger Agreement and the Merger; (2) effectiveness of a registration statement registering with the Securities and Exchange Commission the shares of Parent Common Stock to be issued in the Merger to the stockholders of the Company; (3) approval of the listing of such shares of Parent Common Stock on the New York Stock Exchange; (4) expiration or termination of all applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and any other federal, state and foreign law that is intended to regulate mergers and acquisitions and imposes such a waiting period; and (5) certain other customary conditions.

        Upon effectiveness of the Merger, outstanding director and employee options to purchase Company Common Stock will be assumed by Parent and become options to purchase shares of Parent's Class A common stock, par value $.01 per share. The exercise price and number of shares of Company Common Stock subject to each such option will be appropriately adjusted based on the 0.2 exchange ratio.

        Pursuant to the Merger Agreement, the Company and its directors, officers, employees and representatives are prohibited from negotiating with, soliciting offers from, or providing information to any third party with respect to any Acquisition Proposal (generally, any proposal or offer to acquire 20% or more of the assets of the Company and its subsidiaries or 20% or more of the voting power of the Company Common Stock or any merger or other business combination). However, if within 60 days of the date of the Merger Agreement (i.e., January 10, 2001) (or, if earlier than the end of such 60-day period, no later than the date of the stockholders' meeting held to vote on the Merger), the Company's Board of Directors, in exercise of its fiduciary duties, reasonably determines in good faith that the Board is required to do so to comply with its fiduciary duties to the Company's stockholders under applicable law, the Board may, in response to a "Superior Proposal" that did not result in a breach of the foregoing prohibition, furnish information to, and engage in negotiations with, the proponent of such Superior Proposal. The Merger Agreement generally defines a Superior Proposal as an Acquisition Proposal relating to substantially all the assets of the Company or 100% of the Company Common Stock which is on terms which the Board determines in good faith (x) to be more favorable from a financial point of view to the stockholders of the Company than the Merger, (y) is reasonably capable of being completed and (z) for which financing, to the extent required, is then committed or can be obtained.

        In accordance with the Merger Agreement, the Board of Directors of the Company has unanimously adopted resolutions approving, and recommending that the Company's stockholders approve and adopt, the Merger Agreement and the Merger. The Board of Directors of the Company also has approved the Company Option Agreement and the Stockholder Option Agreements described below and the transactions contemplated by such agreements. The Merger Agreement generally prohibits the Board from withdrawing or modifying, in either case in a manner adverse to Parent, its approval or recommendation of the Merger or the Merger Agreement. If, within 60 days of the date of the Merger Agreement (or, if earlier than the end of such 60-day period, no later than the date of the stockholders' meeting held to vote on the Merger), the Board, in exercise of its fiduciary duties, reasonably determines in good faith that the Board is required to do so to comply with its fiduciary duties to the Company's stockholders under applicable law, the Board may, in response to a "Superior Proposal" that did not result in a breach of the prohibitions described in the preceding paragraph, and after providing Parent with at least 72 hours advance notice of its decision to take such action, the Board may modify or propose publicly to modify, in a manner adverse to Parent, its approval or recommendation of the Merger or the Merger Agreement.

        The Board of Directors of the Company has approved a Rights Plan, as required by the Merger Agreement, which includes a provision stating that a person will become an "Acquiring Person" (as such term is defined in the Rights
Plan) if they become the "Beneficial Owner" (as such term is defined in the Rights Plan) of at least 15% of the Company Common Stock. The Rights Plan also includes provisions to the effect that: (i) neither the Parent nor the Merger Sub will become an Acquiring Person as a result of the consummation of the transactions contemplated by the Merger Agreement, the Company Option Agreement or the Stockholders Option Agreements; (ii) no "Stock Acquisition Date" or "Distribution Date" (as such terms are defined in the Rights Plan) will occur as a result of the consummation of the transactions contemplated by the Merger Agreement, the Company Option Agreement or the Stockholders Option Agreements; and (iii) all outstanding rights to purchase issued and outstanding Company Common Stock under the Rights Plan will expire at the time the certificate of merger is filed with the Secretary of State of the State of Delaware.

        The Company is obligated by the Merger Agreement to pay to Parent a $13.5 million fee in the event that the Merger Agreement is terminated by Parent because the Company's Board of Directors' modifies its approval or recommendation of the Merger Agreement or the Merger when and as permitted by the Merger Agreement. Alternatively, such fee is payable to Parent in the event that the Merger Agreement is terminated for any other reason (other than material breach by Parent) and, within nine months of such termination, the Company enters into an agreement relating to, or consummates, an Acquisition Proposal.

        Pursuant to a Stock Option Agreement, dated as of January 10, 2001 (the "Company Option Agreement"), between Company and Parent, Company has granted Parent an option (the "Option") to purchase 3,707,609 shares of Company Common Stock (approximately 10.1% of the outstanding Company Common Stock) at a purchase price per share equal to the lower of (1) 0.2 multiplied by the average closing price per share of Parent Class B common stock and (2) the average closing price per share of the Company Common Stock calculated in accordance with the terms of the Company Option Agreement. The number of shares of Company Common Stock subject to the Option will be adjusted if necessary so that the number of shares purchaseable by the Parent upon exercise of the Option is equal to 10.1% of the total outstanding shares of Company Common Stock. The Option will become exercisable after the occurrence of any event as a result of which Parent is entitled to receive the termination fee described above.

        Lynn C. Fritz, the Chairman of the Board of the Company, and Tamara Fritz, who beneficially owned as of January 10, 2001 approximately 35.2 % of the outstanding shares of Company Common Stock, have entered into Stockholder Option Agreements with Parent. Pursuant to these agreements, Mr. and Mrs. Fritz have, among other things, granted to Parent options (collectively, the "Stockholder Option") to purchase such shares at a per share price equal to 0.2 multiplied by the average closing price per share of Parent Class B common stock. The Stockholder Option is exercisable generally following (i) a tender offer by a third party which would result in such third party holding more than 20% of the outstanding Company Common Stock; (ii) the Company authorizing or publicly announcing a merger or acquisition by a third party or taking any action which violates the prohibitions on negotiating with, soliciting offers from or providing information to third parties with respect to any Acquisition Proposal (as described above); (iii) a third party acquiring the ability to control more that 15% of the outstanding Company Common Stock; or (iv) a third party making an offer to acquired more than 20% of the assets of the Company or of the outstanding Company Common Stock and such offer having been publicly announced. Pursuant to these agreements, Mr. and Mrs. Fritz also have agreed to vote their shares of Company Common Stock in favor of the Merger at any meeting of Company stockholders held to consider and vote upon the Merger and otherwise in the manner directed by Parent on all matters presented for a vote of Company stockholders during the term of the Stockholder Options and have granted to Parent a proxy to so vote their shares of Company Common Stock.

        The Company currently anticipates that the Merger will become effective during the third quarter of fiscal year 2001.

        Copies of the Merger Agreement, the Company Option Agreement and the Stockholder Option Agreements are filed herewith as Exhibits 2.1, 2.2, 2.3, 2.4,
2.5 and 2.6, respectively. The foregoing descriptions of these agreements are qualified in their entirety by reference to the full text of each of such exhibits.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

NUMBER   DESCRIPTION

2.1 Agreement and Plan of Merger, dated as of January 10, 2001, among Fritz Companies, Inc., United Parcel Service, Inc., and VND Merger Sub, Inc. (the disclosure letters to such agreement are not filed herewith and the contents thereof are listed on the last page of Exhibit 2.1. The registrant hereby undertakes to furnish supplementally a copy of any omitted portion of the disclosure letters to the Securities and Exchange Commission upon request).

2.2 Stock Option Agreement, dated as of January 10, 2001, between Fritz Companies, Inc. and United Parcel Service, Inc.

2.3 Stockholder Option Agreement, dated as of January 10, 2001, between United Parcel Service, Inc. and Lynn C. Fritz.

2.4 Stockholder Option Agreement, dated as of January 10, 2001, between United Parcel Service, Inc. and Tamara Fritz.

2.5 Stockholder Option Agreement, dated as of January 10, 2001, between United Parcel Service, Inc. and the Lynn C. Fritz 1999 Grantor Retained Annuity Trust.

2.6 Stockholder Option Agreement, dated as of January 10, 2001, between United Parcel Service, Inc. and the Tamara Fritz 1999 Grantor Retained Annuity Trust.

10.1 Resignation and Consulting Agreement between Raymond Smith and Fritz Companies, Inc., dated October 25, 2000.

10.2 Employment Agreement between Graham R. F. Napier and Fritz Companies, Inc., dated November 9, 2000.

15       Letter regarding unaudited interim financial information.

27       Financial Data Schedule.

(b) The Company filed the following reports on Form 8-K during the quarterly period ended November 30, 2000 and through the date hereof:

         None.

FRITZ COMPANIES, INC.                                                  FORM 10-Q


                               S I G N A T U R E S


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     FRITZ COMPANIES, INC.
                                     Registrant


                                     Dated:  January 16, 2001



                                     /s/ Lynn C. Fritz
                                     --------------------------------------
                                     Lynn C. Fritz
                                     Chairman of the Board and
                                     Chief Executive Officer



                                     /s/ Graham R. F. Napier
                                     --------------------------------------
                                     Graham R. F. Napier
                                     President and Chief Operating Officer



                                     /s/ Ronald Dutt
                                     --------------------------------------
                                     Ronald Dutt
                                     Executive Vice President and
                                     Chief Financial Officer and
                                     Principal Accounting Officer



                                     /s/ Janice Washburn
                                     --------------------------------------
                                     Janice Washburn
                                     Vice President and Controller

                                 EXHIBIT INDEX


EXHIBIT                         DESCRIPTION OF DOCUMENT
-------                         -----------------------
2.1         Agreement and Plan of Merger, dated as of January 10, 2001, among Fritz
            Companies, Inc., United Parcel Service, Inc., and VND Merger Sub, Inc.
            (the disclosure letters to such agreement are not filed herewith and the contents thereof are listed on the last page of Exhibit 2.1.  The registrant hereby undertakes to furnish supplementally a copy of any omitted portion of the disclosure letters to the Securities and Exchange
            Commission upon request).

2.2         Stock Option Agreement, dated as of January 10, 2001, between Fritz
            Companies, Inc. and United Parcel Service, Inc.

2.3         Stockholder Option Agreement, dated as of January 10, 2001, between
            United Parcel Service, Inc. and Lynn C. Fritz.

2.4         Stockholder Option Agreement, dated as of January 10, 2001, between
            United Parcel Service, Inc. and Tamara Fritz.

2.5         Stockholder Option Agreement, dated as of January 10, 2001, between
            United Parcel Service, Inc. and the Lynn C. Fritz 1999 Grantor Retained
            Annuity Trust.

2.6         Stockholder Option Agreement, dated as of January 10, 2001, between
            United Parcel Service, Inc. and the Tamara Fritz 1999 Grantor Retained
            Annuity Trust.

10.1        Resignation and Consulting Agreement between Raymond Smith and Fritz
            Companies, Inc., dated October 25, 2000.

10.2        Employment Agreement between Graham R. F. Napier and Fritz Companies,
            Inc., dated November 9, 2000.

15          Letter regarding unaudited interim financial information

27          Financial Data Schedule