Form 10-Q
period 2001-02-28
FRITZ COMPANIES INC
filed 2001-04-17
CIK 890662

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                ----------------


                                   FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended FEBRUARY 28, 2001
                               -----------------

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

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


Registrant's telephone number, including area code (415) 904-8360
                                                   ---------------


                                 Not applicable


             (Former name, former address and former fiscal year if
                           changed from last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of April 11, 2001 there were 36,813,344 shares of common stock outstanding.

FRITZ COMPANIES, INC.                                                 FORM 10-Q


                                TABLE OF CONTENTS

                                                                            PAGE

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

        Independent Auditors' Review Report                                   3

        Condensed Consolidated Balance Sheets as of February 28, 2001
         and May 31, 2000                                                     4

        Condensed Consolidated Statements of Operations for the three and
         nine-month periods ended February 28, 2001 and February 29, 2000     5

        Condensed Consolidated Statements of Cash Flows for the nine-month
         periods ended February 28, 2001 and February 29, 2000                6

        Notes to Condensed Consolidated Financial Statements                  7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                  12

Item 3. Quantitative and Qualitative Market Risk Disclosure                  22

PART II. OTHER INFORMATION                                                   24

SIGNATURES                                                                   25

EXHIBIT INDEX                                                                26

FRITZ COMPANIES, INC.                                                 FORM 10-Q


                       Independent Auditors' Review Report

Board of Directors and Stockholders
Fritz Companies, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Fritz Companies, Inc. and subsidiaries (the Company) as of February 28, 2001, and the condensed consolidated statements of operations for the three and nine-month periods ended February 28, 2001 and February 29, 2000, and the condensed consolidated statements of cash flows for the nine-month periods ended February 28, 2001 and February 29, 2000 included in the Company's Form 10-Q. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Fritz Companies, Inc. and subsidiaries as of May 31, 2000, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated June 28, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 31, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                                                  /s/  KPMG LLP


San Francisco, California
April 11, 2001



FRITZ COMPANIES, INC.                                                                                                     FORM 10-Q

PART I.    FINANCIAL INFORMATION

           ITEM 1.      FINANCIAL STATEMENTS:



                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                                             February 28,     May 31,
                                                                                                 2001          2000
                                                                                            -------------  --------



                                     ASSETS

           CURRENT ASSETS:
               Cash and equivalents                                                           $  105,822   $    55,481
               Accounts receivable, net of allowance for doubtful
                 accounts of $22,489 in February 2001 and $19,381 in May 2000                    440,340       485,679
               Deferred income taxes                                                              13,434        14,468
               Prepaids and other current assets                                                  16,568        13,132
                                                                                              ----------   -----------
                   Total current assets                                                          576,164       568,760
                                                                                              ----------   -----------
           PROPERTY AND EQUIPMENT - NET                                                          108,315       110,208
                                                                                              ----------   -----------
           OTHER ASSETS:
               Intangibles, net of accumulated amortization of $28,246 in
                  February 2001 and $25,348 in May 2000                                          102,340       107,148
               Deferred income taxes                                                              37,806        24,903
               Other assets                                                                       15,350        14,213
                                                                                              ----------   -----------
                   Total other assets                                                            155,496       146,264
                                                                                              ----------   -----------
                   TOTAL ASSETS                                                               $  839,975   $   825,232
                                                                                              ==========   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

           CURRENT LIABILITIES:
               Current portion of long-term obligations and short-term
                  Borrowings                                                                  $    2,194   $     2,479
               Accounts payable                                                                  288,735       291,576
               Accrued liabilities                                                               111,233       113,370
               Income tax payable                                                                 14,804        18,089
                                                                                              ----------   -----------
                   Total current liabilities                                                     416,966       425,514
                                                                                              ----------   -----------
           LONG-TERM OBLIGATIONS                                                                 141,538       116,891
           OTHER LIABILITIES                                                                       9,081         8,472
                                                                                              ----------   -----------
                   TOTAL LIABILITIES                                                             567,585       550,877
                                                                                              ----------   -----------
           COMMITMENTS AND CONTINGENCIES
           STOCKHOLDERS' EQUITY:
               Common stock: par value $.01 per share; 60,000 shares
                   authorized, 36,799 shares issued and outstanding,
                   (36,702 shares issued and outstanding as of May 31, 2000)                         369           366
               Additional paid-in capital                                                        140,907       139,474
               Treasury stock - at cost                                                             (706)         (706)
               Retained earnings                                                                 164,250       161,862
               Accumulated other comprehensive loss                                              (32,430)      (26,641)
                                                                                              -----------  -----------
                   Total stockholders' equity                                                    272,390       274,355
                                                                                              ----------   -----------
                   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $  839,975   $   825,232
                                                                                              ==========   ===========

      UNAUDITED - SEE ACCOMPANYING INDEPENDENT AUDITORS' REVIEW REPORT AND
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




FRITZ COMPANIES, INC.                                                                                                     FORM 10-Q


                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                        Three Months Ended                  Nine Months Ended
                                                               February 28,      February 29,      February 28,      February 29,
                                                                     2001              2000              2001              2000
                                                             ------------------------------------------------------------------

REVENUE                                                           $ 342,937         $ 382,042         $1,177,939        $1,200,196
FREIGHT CONSOLIDATION COSTS                                         207,193           233,557           730,928           740,337
                                                                  ---------         ---------         ---------         ---------
NET REVENUE                                                         135,744           148,485           447,011           459,859
                                                                  ---------         ---------         ---------         ---------
OPERATING EXPENSES
   Salaries and related costs                                        82,153            88,434           257,959           266,406
   General and administrative                                        61,193            56,866           175,527           164,189
   CHB consolidation costs                                              894             3,480             1,346             3,480
                                                                  ---------         ---------         ---------         ---------
     Total operating expenses                                       144,240           148,780           434,832           434,075
                                                                  ---------         ---------         ---------         ---------
(LOSS) INCOME FROM OPERATIONS                                        (8,496)             (295)           12,179            25,784
OTHER EXPENSE                                                        (4,557)           (1,514)           (8,614)           (5,383)
                                                                  ----------        ---------         ----------        ---------
(LOSS) INCOME BEFORE INCOME TAX (BENEFIT) EXPENSE                   (13,053)           (1,809)            3,565            20,401
INCOME TAX (BENEFIT) EXPENSE                                         (4,307)             (375)            1,177             6,732
                                                                  ----------        ----------        ---------         ---------
NET (LOSS) INCOME                                                 $  (8,746)        $  (1,434)        $   2,388         $  13,669
                                                                  ==========        ==========        =========         =========
Weighted average shares outstanding - Basic                          36,699            36,614            36,669            36,577
                                                                  =========         =========         =========         =========
(Loss) earnings per share - Basic                                 $   (0.24)        $    (.04)        $    0.07         $     .37
                                                                  ==========        ==========        =========         =========
Weighted average shares outstanding - Diluted                        36,838            36,748            36,948            36,762
                                                                  =========         =========         =========         =========
(Loss) earnings per share - Diluted                               $   (0.24)        $    (.04)        $    0.06         $     .37
                                                                  ==========        ==========        =========         =========


      UNAUDITED - SEE ACCOMPANYING INDEPENDENT AUDITORS' REVIEW REPORT AND
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



FRITZ COMPANIES, INC.                                                                                                     FORM 10-Q


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                   Nine Months Ended


                                                                            February 28,    February 29,
                                                                                 2001            2000
                                                                           --------------- ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                $    2,388      $   13,669
    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization                                              21,835          22,179
       Gain from sale of a subsidiary                                               (391)             --
       Deferred income taxes                                                     (11,869)         (8,029)
       Other                                                                        (341)          1,255
       Effect of changes in:
         Receivables                                                              43,581         (47,902)
         Prepaid expenses and other assets                                        (3,436)          4,431
         Payables and accrued liabilities                                         (8,357)         24,530
                                                                              -----------     ----------
    Net cash provided by operating activities                                     43,410          10,133
                                                                              ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                         (20,142)        (20,522)
    Acquisitions, net of cash acquired                                                --            (272)
    Payment of acquisition related debt                                           (1,638)         (1,477)
    Proceeds from sale of a subsidiary and related reimbursements                  1,373              --
    Proceeds from sale of fixed assets                                             1,953             295
    Other                                                                          1,048            (597)
                                                                              ----------      ----------
    Net cash used in investing activities                                        (17,406)        (22,573)
                                                                              -----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of long-term obligations                               27,639          41,444
    Re-payments of long-term obligations                                          (1,540)         (1,388)
    Proceeds from stock options exercised                                          2,593             625
    Employee stock purchases                                                         189             281
    Other                                                                           (781)             --
                                                                              -----------     ----------
    Net cash provided by financing activities                                     28,100          40,962
                                                                              ----------      ----------
Foreign currency translation effect on cash                                       (3,763)         (3,847)
                                                                              -----------     ----------
INCREASE IN CASH AND EQUIVALENTS                                                  50,341          24,675
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                       55,481          50,599
                                                                              ----------      ----------
CASH AND EQUIVALENTS AT END OF PERIOD                                         $  105,822      $   75,274
                                                                              ==========      ==========
OTHER CASH FLOW INFORMATION:
    Income taxes paid                                                         $   16,251      $   17,682
                                                                              ==========      ==========
    Interest paid                                                             $   10,400      $    5,928
                                                                              ==========      ==========

      UNAUDITED - SEE ACCOMPANYING INDEPENDENT AUDITORS' REVIEW REPORT AND
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


FRITZ COMPANIES, INC.                                                  FORM 10-Q

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The accompanying condensed consolidated financial statements of Fritz Companies, Inc. and subsidiaries (the Company) for the three and nine-month periods ended February 28, 2001 and February 29, 2000 are unaudited and, in the opinion of management, contain all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the results of such periods.

    For the nine-month period ended February 28, 2001, the Company capitalized approximately $2.2 million of certain costs in accordance with the Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." issued by the American Institute of Certified Public Accountants (SOP 98-1). SOP 98-1 requires computer software costs associated with internal use software to be expensed as incurred unless certain capitalization criteria are met.

    Further discussion of other significant accounting policies followed by the Company is contained in Note 1 to the audited consolidated financial statements for the year ended May 31, 2000. In accordance with SEC regulations, certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted for the purposes of the condensed consolidated interim financial statements. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, including the notes thereto, for the year ended May 31, 2000 included in the Company's Form 10-K filed on August 15, 2000. The results of operations for the interim periods may not necessarily be indicative of the results to be expected for the full year.

NOTE 2. UNITED PARCEL SERVICE, INC. MERGER

    On January 10, 2001, the Company, United Parcel Service, Inc., a Delaware corporation ("Parent"), and VND Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent ("Merger Sub"), entered into an Agreement and Plan of Merger (the "Merger Agreement"). The Merger Agreement sets forth the terms and conditions of the proposed merger of Merger Sub with and into the Company (the "Merger"). Upon effectiveness of the Merger, each outstanding share of common stock, par value of $0.01 per share, of the Company, other than shares held by the Company, Parent or Merger Sub, will be converted into the right to receive 0.2 of a share of Class B common stock, par value $0.01 per share, of Parent. As a result of the Merger, the Company will become a wholly owned subsidiary of Parent. The parties intend for the Merger to be treated as a tax-free reorganization under Section 368 of the Internal Revenue Code of 1986, as amended, and as a "purchase" for accounting purposes.

    The transaction is expected to be completed during the second calendar quarter of 2001. Consummation of the acquisition is subject to a number of conditions, including, among other things, the approval of a majority of the Company's stockholders and regulatory clearance.

NOTE 3. COMPREHENSIVE INCOME

    Comprehensive income consists of net income and other gains and losses affecting stockholders' equity that, under accounting principles generally accepted in the United States of America, are excluded from net income. For the Company, the components of comprehensive income consist of net income and foreign currency translation gains and losses.

    The components of total comprehensive income for interim periods are presented in the following table:


                                                                    Three Months Ended              Nine Months Ended
                                                                February 28,   February 29,   February 28,   February 29,
                                                                ------------   ------------   ------------   ------------

                                                                    2001            2000           2001           2000
                                                               --------------- ----------------------------------------
        Net (loss) income                                        $  (8,746)      $  (1,434)     $   2,388      $  13,669
        Other comprehensive income (loss):
                Foreign currency translation adjustment              1,764          (1,910)        (5,789)        (4,686)
                                                                 ---------       ---------      ----------     ---------
        Total comprehensive (loss) income                        $  (6,982)      $  (3,344)     $  (3,401)     $   8,983
                                                                 ==========      ==========     ==========     =========

    During the three and nine-month periods ended February 28, 2001 and February 29, 2000, the Company maintained its policy to reinvest the earnings of the non-United States subsidiaries as a long-term commitment. Accordingly, the "foreign currency translation adjustments" have not been adjusted for United States taxes.

NOTE 4. NEW ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". In June 2000, the FASB issued SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activity, an amendment of SFAS No. 133". SFAS No. 133 and SFAS No. 138 establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. These statements require that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is currently evaluating the impact, if any, of SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, which is effective for the Company on June 1, 2001.

    In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements, as amended by SAB 101A, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. In June 2000, the SEC issued SAB 101B, which deferred the effective date of SAB 101 for the Company to the fourth quarter of this fiscal year. The Company believes that the adoption of SAB 101, as amended, will not have a material impact on its consolidated financial position or results of operations.

NOTE 5. COMMON STOCK

    The increase in common stock issued and paid-in capital was primarily due to shares issued upon exercise of options and issuance of shares under the employee stock purchase plan.

NOTE 6. INCOME TAXES
    Income tax expense for the nine-month period ended February 28, 2001 consisted of approximately $13.1 million of current tax provision and $11.9 million of deferred tax benefit. The Company's global effective tax rate remains at 33%.

    A substantial portion of the Company's net deferred tax assets results from federal net operating losses carried forward of approximately $98.0 million. These federal net operating losses expire in the fiscal years May 31, 2013 to May 31, 2021. In order to realize these deferred tax assets the Company will need to generate future federal taxable income. The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize these net deferred tax assets.

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

    On February 5, 2001, FedEx Corporation and Federal Express Corporation, a wholly owned subsidiary of FedEx Corporation (collectively, "FedEx"), filed a complaint and request for injunctive relief in the Shelby County Tennessee State Court against the Company. The complaint alleges that in the course of negotiating the merger, the Company has breached or is threatening to breach its obligations not to disclose confidential information and trade secrets under a mutual non-disclosure agreement pertaining to FedEx's proposed acquisition of certain assets of the Company and a separate customs brokerage service agreement between FedEx and the Company. The FedEx complaint seeks unspecified damages and injunctive relief. United Parcel Service, Inc. (UPS) was not initially named as a party to this lawsuit by FedEx. On the day the complaint was filed, FedEx sought and obtained from the Court, without prior notice to the Company, a temporary restraining order prohibiting the Company from disclosing FedEx confidential information, or otherwise breaching certain provisions of the mutual non-disclosure agreement or customs brokerage service agreement.

    On February 16, 2001, FedEx filed an amended complaint in the Tennessee lawsuit adding claims that the proposed merger between the Company and UPS inevitably will result in the disclosure to UPS of FedEx trade secrets or confidential information. While not attempting to include UPS as a party, the amended complaint seeks a temporary and permanent injunction against the Company's completion of the merger. On February 20, 2001, the Court entered a brief order joining UPS as a party defendant that is required for complete adjudication of the issues in the Tennessee lawsuit. On February 20, 2001, the Court issued an order, later entered as a written order on February 23, 2001, denying FedEx's motion for a temporary injunction against the merger. The Court continued until March 7, 2001, and then with the consent of the parties further extended to March 20, 2001, the temporary restraining order entered February 5, 2001, prohibiting disclosure of confidential FedEx information or otherwise breaching certain provisions of the mutual non-disclosure agreement or customs brokerage service agreement. The Court also directed the Company to submit a plan to provide protections against improper disclosure of FedEx confidential information (the "Fritz Separation Plan"), which the Company has done. While the temporary restraining order has technically expired, the Court has announced that it wishes to enter an order of temporary injunction requiring the Company to implement certain portions of the Fritz Separation Plan submitted by the Company. The Court has further directed that the Company and FedEx resolve certain outstanding issues with respect to the Fritz Separation Plan with the guidance of the Special Master appointed by the Court.

    The Company believes it has meritorious defenses and intends to vigorously defend the lawsuit filed by FedEx. On March 22, 2001, the Company filed an answer and counterclaim against FedEx alleging breach of contract and seeking damages and other remedies under the customs brokerage service agreement.


    On February 19, 2001, before UPS was added by the Court as a party in the Tennessee litigation, UPS filed its own civil lawsuit in Superior Court of Fulton County Georgia, joining FedEx and the Company. In the Georgia suit, UPS seeks a judicial declaration that completion of the merger will not require the Company to violate its contractual promises not to disclose or misuse confidential or trade secret information belonging to FedEx. UPS has made clear that it does not seek or desire disclosure of any FedEx trade secret material. On February 27, 2001, FedEx appeared in the Georgia action and moved to stay or dismiss the Georgia action. The Company has not yet filed a responsive pleading in the Georgia action.

    The Company is unable to predict the ultimate outcome of these matters and it is possible these outcomes could have a significant adverse impact on the Company's future consolidated results of operations, although the amount is not currently estimable. However, the Company believes the ultimate outcome of these matters will not have a significant adverse impact on the Company's consolidated financial position.

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

    Certain information regarding the Company's principal logistics services and operations by geographic areas is summarized below:


                                                      THREE MONTHS ENDED                              NINE MONTHS ENDED
                                             February 28,            February 29,           February 28,           February 29,

                                             ------------            ------------           ------------           ------------

                                           2001          %         2000            %         2001      %         2000          %
                                        ----------  ----------  ----------   ----------  ---------- ----------  ----------  ------
NET REVENUE:
  Customs brokerage                      $ 41,161      30.3      $ 46,189         31.1  $133,620     29.9      $141,091         30.7
  Ocean freight forwarding                 29,001      21.4        29,327         19.8    95,184     21.3        93,160         20.3
  Airfreight forwarding                    36,827      27.1        40,679         27.4   120,125     26.9       126,810         27.6
  Material management & distribution       28,755      21.2        32,290         21.7    98,082     21.9        98,798         21.4
                                         --------      ----      --------        -----  --------     ----      --------         ----
    Total net revenue                    $135,744      100.0     $148,485        100.0  $447,011     100.0     $459,859        100.0
                                         ========      =====     ========        =====  ========     =====     ========        =====
NET REVENUE:
  United States                          $ 66,022      48.6      $ 77,634         52.3  $222,002     49.7      $241,582         52.5
                                         --------      ----      --------         ----  --------     ----      --------         ----
  Canada                                   13,161       9.7        12,996          8.8    40,340      9.0        38,707          8.4
  Europe                                   23,386      17.2        25,229         17.0    71,336     16.0        75,055         16.3
  China                                    10,409       7.7        11,953          8.0    36,999      8.3        32,057          7.0
  Singapore                                 2,921       2.2         2,569          1.7     9,411      2.1         8,206          1.8
  Other Asia                               11,006       8.1         8,633          5.8    37,215      8.3        35,275          7.7
  Latin America                             8,839       6.5         9,471          6.4    29,708      6.6        28,977          6.3
                                         --------      ----      --------          ---  --------     ----      --------          ---
    Total foreign                          69,722      51.4        70,851         47.7   225,009     50.3       218,277         47.5
                                         --------      ----      --------         ----  --------     ----      --------         ----
    Total net revenue                    $135,744      100.0     $148,485        100.0  $447,011     100.0     $459,859        100.0
                                         ========      =====     ========        =====  ========     =====     ========        =====
INCOME FROM OPERATIONS:
  United States                          $(10,857)     127.8     $ (4,757)     1,612.5  $(15,477)   (127.1)    $  4,997         19.4
                                         ---------     -----     ---------     -------  ---------   -------    --------         ----
  Canada                                      773      (9.1)          713      (241.7)     2,629     21.6         2,053          8.0
  Europe                                    1,350     (15.9)        1,684      (570.8)     6,840     56.2         5,021         19.4
  China                                     2,413     (28.4)        1,512      (512.5)    13,420     110.2        9,404         36.5
  Singapore                                   243      (2.9)         (118)        40.0     1,752     14.4         1,135          4.4
  Other Asia                                1,611     (18.9)        1,990      (674.6)     8,261     67.8         5,760         22.3
  Latin America                            (4,029)     47.4        (1,319)       447.1    (5,246)   (43.1)       (2,586)      (10.0)
                                         ---------     ----      --------        -----  ---------   ------     ---------      ------
      Total foreign                         2,361      (27.8)       4,462    (1,512.5)      27,656     227.1       20,787       80.6
                                         --------      ------    --------   -----------  --------     -----     --------       ----
     Total (loss) income from
        Operations                       $ (8,496)     100.0     $   (295)       100.0  $ 12,179     100.0     $ 25,784      100.0
                                         ---------     -----     ---------       -----  --------     -----     --------      -----
Other expense                              (4,557)                 (1,514)                (8,614)                (5,383)
                                         ---------               --------               ---------              ---------
TOTAL (LOSS) INCOME BEFORE TAXES         $(13,053)               $ (1,809)              $  3,565               $ 20,401
                                         =========               =========              ========               ========


NOTE 9. RELATED PARTY TRANSACTIONS

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

NOTE 10. DEBT AND LEASE COVENANTS

    On January 10, 2001, the Company entered an agreement to merge with a subsidiary of UPS. Entering this agreement triggered a technical default under the Amended and Restated Credit Agreement dated as of August 15, 2000, among the Company, various financial institutions and Bank of America (the Bank of America Agreement). The Company received a waiver of this default effective from January 10, 2001 through May 31, 2001.

    Entering the agreement to merge also caused a technical default under the Company's lease agreement for its Coppell, Texas warehouse facility. The Company received a waiver of this default effective from January 10, 2001 through May 31, 2001.

    The default under the Bank of America Agreement caused a cross-default in the Term Loan Facility dated as of June 18, 1997, among Fritz Logistics (S) Pte Ltd and Standard Chartered Bank which is guaranteed by the Company. The Company received a waiver of this default effective from January 10, 2001 through May 31, 2001.

    If the merger is not completed by May 31, 2001, the Company will request extension of the above mentioned waivers. The banks which are parties to these waivers have indicated their willingness to extend the waivers provided the merger is proceeding in a timely manner, however, there is no obligation on the part of the banks to do so.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The following discussion is applicable to the Company's financial condition and results of operations for the three and nine-month periods ended February 28, 2001 and February 29, 2000. See Note 1 of Notes to Condensed Consolidated Financial Statements.

    The Company operates its integrated logistics business in two segments, United States and Foreign, consisting of four principal services. The Company's principal services are customs brokerage, airfreight forwarding, ocean freight forwarding, and material management and distribution.

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

    Overall, the Company's performance during the quarter was adversely affected by weakness in the global economy. The reorganization of the customs brokerage operation has continued to impact on-going domestic performance. CHB (Customs House Brokerage) consolidation costs have decreased, reflecting the near-completion of the reorganization. Overall productivity has decreased despite a decline in salaries and related costs. Results for the quarter were adversely affected by reserve actions and one-time charges amounting to $7.3 million. These included one-time charges related to the UPS merger of approximately $0.5 million. Improved financial controls generated reserve actions and one-time charges related to Latin America of approximately $4 million and approximately $0.8 million in Africa. In the United States, strengthened financial controls resulted in reserve actions and one-time charges of approximately $2 million. The Company continues to assess and improve financial controls and recognizes that further potential reserve actions and one-time charges may result in its fourth fiscal quarter. The Company is not in a position to quantify such additional actions and charges at this point. The Company has seen some early signs of success with respect to its new sales initiatives and progress has been made with accounts receivable, with a reduction in days billing outstanding in the U.S. of 1 day since May 31, 2000. At the same time, investments and advances have been made with respect to the Company's systems initiatives:

|X|      The transportation management module of the Company's
         Global Business System has been deployed in all countries in Asia;

|X| The roll-out of customers on the new Purchase Order Management system has continued;

|X|      A new financial management system was implemented in the U.S.; and

|X| The Company continued testing the first release of its U.S. customs brokerage system.

    The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

RESULTS OF OPERATIONS

    The following table provides, by business segment, the revenue and net revenue, in thousands of dollars and percentages attributable to the Company's principal logistics services during the periods indicated:



UNITED STATES OPERATIONS


                                                                           THREE MONTHS ENDED
                                                             February 28,                     February 29,


                                                        2001              %              2000              %
                                                    --------------  --------------   --------------  --------
REVENUE:
  Customs brokerage                                   $    26,745         25.4         $    31,208         25.3
  Ocean freight forwarding                                 22,003         20.9              24,310         19.7
  Airfreight forwarding                                    37,484         35.4              46,087         37.4
  Material management & distribution                       19,265         18.3              21,698         17.6
                                                      -----------        -----         -----------        -----
    Total revenue                                     $   105,497        100.0         $   123,303        100.0
                                                      ===========        =====         ===========        =====
NET REVENUE:
  Customs brokerage                                   $    26,745         40.5         $    31,208         40.2
  Ocean freight forwarding                                 10,849         16.4              11,712         15.1
  Airfreight forwarding                                    11,869         18.0              16,654         21.4
  Material management & distribution                       16,559         25.1              18,060         23.3
                                                      -----------        -----         -----------        -----
    Total net revenue                                 $    66,022        100.0         $    77,634        100.0
                                                      ===========        =====         ===========        =====


FOREIGN OPERATIONS


                                                                                  THREE MONTHS ENDED
                                                                    February 28,                     February 29,
                                                                2001              %              2000              %
                                                           --------------  --------------   --------------  --------
       REVENUE:
         Customs brokerage                                   $    14,416          6.1         $    14,981          5.8
         Ocean freight forwarding                                 83,340         35.1              92,363         35.7
         Airfreight forwarding                                   109,635         46.1             119,307         46.1
         Material management & distribution                       30,049         12.7              32,088         12.4
                                                             -----------        -----         -----------        -----
           Total revenue                                     $   237,440        100.0         $   258,739        100.0
                                                             ===========        =====         ===========        =====
       NET REVENUE:
         Customs brokerage                                   $    14,416         20.7         $    14,981         21.1
         Ocean freight forwarding                                 18,152         26.0              17,615         24.9
         Airfreight forwarding                                    24,958         35.8              24,025         33.9
         Material management & distribution                       12,196         17.5              14,230         20.1
                                                             -----------        -----         -----------        -----
           Total net revenue                                 $    69,722        100.0         $    70,851        100.0
                                                             ===========        =====         ===========        =====

THREE MONTHS ENDED FEBRUARY 28, 2001 COMPARED WITH THREE MONTHS ENDED FEBRUARY 29, 2000.

GENERAL:

    Revenue decreased by 10.2% to $342.9 million and net revenue decreased by 8.6% to $135.7 million for the three months ended February 28, 2001 as compared with the same period last year. Operating expenses decreased by 3.1%. Other expenses increased by $3.0 million. Foreign exchange transaction losses for this quarter amounted to $0.4 million compared to a gain of $0.3 million in the same quarter last year, primarily due to a foreign exchange transaction loss of approximately $0.8 million in Africa. Interest expenses (net of interest income) increased by $1.2 million to $3.1 million for this quarter, primarily due to increased borrowings.

    The Company capitalized approximately $0.7 million of certain costs associated with the development of the Company's global systems in accordance with SOP 98-1.


UNITED STATES OPERATIONS:

    Revenue and Net Revenue: Revenue decreased by 14.4% and net revenue decreased by 15.0% for the three months ended February 28, 2001 as compared with the same period last year. Operating expenses decreased by 6.7%.

    Customs brokerage revenue and net revenue decreased by 14.3%. This decrease reflects lower volumes in the East and West region resulting from the slowdown in the economy as well as the transition to a centralized environment and competitive pressures which continue to adversely impact volumes and rates. Volume reductions from higher margin customers adversely affected revenue and net revenue despite being partially offset by volume increases from lower margin customers. For the three months ended February 28, 2001, the number of United States Customs entries filed by the Company decreased by 3.0%, as compared with the same period last year, to approximately 0.6 million.

    Ocean freight forwarding revenue decreased by 9.5% and net revenue decreased by 7.4%. The decrease in gross revenue is due primarily to both outbound and inbound NVOCC (Non-Vessel Operating Common Carrier) revenue decreases of 11.3% and 14.7%, respectively. These decreases reflect the slowdown in the economy which resulted in declining volumes, particularly in exports from Asia to the United States. Another development adversely affecting revenues was the increased tonnage capacity deployed by the carriers at the same time as demand in the market was weakening, resulting in reductions in rates. The increased tonnage capacity deployed by the carriers also contributed to lower direct costs, partially offsetting the adverse impact on net revenue of lower volumes and lower rates.

    Airfreight forwarding revenue decreased by 18.7% and net revenue decreased by 28.7%. File counts decreased 21.2% compared with the same period last year. Notwithstanding the Company's use of centralized gateways to improve consolidation costs control, competitive pressure on pricing and the effect of the slowdown in the economy combined to reduce net revenue. Air export services, the primary contributor to airfreight forwarding, recorded a 18.2% decrease in revenue and 25.8% decrease in net revenue. This reflects a soft air outbound market, particularly in January and February, due to lower activity levels from the customer base. Air export file counts declined by 19.5%. Air inbound file counts declined by 24.5%.

    Material management and distribution revenue decreased by 11.2% and net revenue decreased by 8.3%. The revenue decrease was primarily due to the slowdown in the economy which resulted in reduced warehousing space utilization. Also contributing to this decrease was the sale of FCI Logistics, Inc. in November 2000 which accounted for $0.6 million of net revenue in the same period of the prior year. Material management and distribution file counts decreased by 4.8%.

    Operating Expenses: Operating expenses decreased by 6.7%. This decrease was mainly due to a reduction in salaries and related costs reflecting a reduction in headcount, and a decrease in CHB consolidation costs this year reflecting the near-completion of the reorganization. These decreases were partially offset by costs related to the UPS merger and one-time charges and reserve actions generated by improved financial controls. Operating expenses in total as a percentage of net revenue increased to 116.4% from 106.1% in the same period of the prior year.

    A substantial portion of the Company's net deferred tax assets result from federal net operating losses carried forward of approximately $98.0 million. These federal net operating losses expire in the fiscal years May 31, 2013 to May 31, 2021. In order to realize these deferred tax assets the Company will need to generate future federal taxable income. The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize these net deferred tax assets.

FOREIGN OPERATIONS:

    Revenue and Net Revenue: Revenue decreased by 8.2% and net revenue decreased by 1.6% for the three months ended February 28, 2001 as compared with the same period last year. The effect of translation rate changes during the period resulted in a decrease in net revenue during the quarter of approximately $4.4 million. The resultant growth rate was adversely affected by approximately 2.0%.

    Customs brokerage revenue and net revenue decreased by 3.8% reflecting lower volumes in Asia, Latin America and Europe, offsetting a slight increase in Canada.



    Ocean freight forwarding revenue decreased by 9.8% while net revenue increased by 3.0%. The revenue decrease was primarily due to a decrease in revenue from NVOCC shipments out of Asia of 18.4%. This decrease was slightly offset by increased volumes out of Latin America and Europe. The net revenue increase is primarily due to increased agency commissions as well as the utilization of carriers with lower ocean freight rates.

    Airfreight forwarding revenue decreased by 8.1% while net revenue increased by 3.9%. The revenue decrease was primarily due to a 12.8% decrease in revenue from Asia reflecting a decrease in air export volumes. All other regions, except Europe, experienced reduced volumes as a result of the slowdown in the global economy. Europe posted a strong increase of 11.3% in airfreight forwarding revenue reflecting the continued strength of the air export market out of Europe. The net revenue increase was due to lower direct costs charged by the airlines.

    Material management and distribution revenue decreased by 6.4% and net revenue decreased by 14.3%. The revenue decrease was primarily due to lower trucking activity, attributable to the slowdown in the global economy. The larger decrease in net revenue was principally due to increased costs relating to warehousing.

    Operating Expenses: Operating expenses increased by 1.5%. This increase was largely due to reserve actions and one-time charges related to Latin America which were partially offset by a decrease in data processing expenses associated with the Company's global transportation and financial systems implemented in many foreign operations last year. Operating expenses as a percentage of net revenue were 96.6% in the third quarter and 93.7% in the comparable quarter of the prior year.


UNITED STATES OPERATIONS

                                                                                  NINE MONTHS ENDED
                                                                     February 28,                   February 29,


                                                                  2001             %             2000             %
                                                             -------------  -------------   -------------  --------
         REVENUE:
           Customs brokerage                                   $   87,108         24.5        $   95,326         24.4
           Ocean freight forwarding                                72,188         20.3            77,149         19.7
           Airfreight forwarding                                  127,766         35.9           147,646         37.7
           Material management & distribution                      68,730         19.3            71,313         18.2
                                                               ----------       ------        ----------       ------
             Total revenue                                     $  355,792        100.0        $  391,434        100.0
                                                               ==========       ======        ==========       ======
         NET REVENUE:
           Customs brokerage                                   $   87,108         39.2        $   95,326         39.5
           Ocean freight forwarding                                35,656         16.1            37,604         15.6
           Airfreight forwarding                                   41,197         18.6            49,934         20.6
           Material management & distribution                      58,041         26.1            58,718         24.3
                                                               ----------       ------        ----------       ------
             Total net revenue                                 $  222,002        100.0        $  241,582        100.0
                                                               ==========       ======        ==========       ======

FOREIGN OPERATIONS

                                                                                   NINE MONTHS ENDED
                                                                     February 28,                   February 29,
                                                                  2001             %             2000             %
                                                             -------------  -------------   -------------  --------
         REVENUE:
           Customs brokerage                                   $   46,512          5.7        $   45,765          5.7
           Ocean freight forwarding                               277,063         33.7           287,014         35.5
           Airfreight forwarding                                  401,290         48.8           384,570         47.5
           Material management & distribution                      97,282         11.8            91,413         11.3
                                                               ----------       ------        ----------       ------
             Total revenue                                     $  822,147        100.0        $  808,762        100.0
                                                               ==========       ======        ==========       ======
         NET REVENUE:
           Customs brokerage                                   $   46,512         20.7        $   45,765         21.0
           Ocean freight forwarding                                59,528         26.4            55,556         25.4
           Airfreight forwarding                                   78,928         35.1            76,876         35.2
           Material management & distribution                      40,041         17.8            40,080         18.4
                                                               ----------       ------        ----------       ------
             Total net revenue                                 $  225,009        100.0        $  218,277        100.0
                                                               ==========       ======        ==========       ======


NINE MONTHS ENDED FEBRUARY 28, 2001 COMPARED WITH NINE MONTHS
ENDED FEBRUARY 29, 2000

GENERAL:

    For the nine months ended February 28, 2001 compared with the nine months ended February 29, 2000, revenue decreased by 1.9% to $1,177.9 million and net revenue decreased by 2.8% to $447.0 million. Operating expenses increased by 0.2%. Other expenses increased by $3.2 million, primarily due to increased interest expenses (net of interest income) of $3.3 million, primarily due to increased borrowings.

    The Company capitalized approximately $2.2 million of certain costs associated with the development of the Company's global systems in accordance with SOP 98-1.

UNITED STATES OPERATIONS:

    Revenue and Net Revenue: Revenue decreased by 9.1% compared to last year while net revenue decreased by 8.1%. Operating expenses increased by 0.4%.

    Customs brokerage revenue and net revenue decreased by 8.6%. This decrease reflects lower volumes in the East and West region resulting from the transition to a centralized environment as well as competitive pressures which continue to adversely impact volumes and rates. Volume reductions from higher margin customers adversely affected revenue and net revenue despite being partially offset by increased volumes from lower margin customers. The number of United States Customs entries filed by the Company increased by 3.0% to 1.9 million.

    Ocean freight forwarding revenue decreased by 6.4% and net revenue decreased by 5.2%. Ocean export net revenue decreased by 11.5% primarily due to the continuing shortfall in the Company's projects' business and the declining export volumes, as compared to the same period a year ago. Ocean outbound NVOCC gross revenue decreased by 12.9% reflecting lower volumes due to the slowdown in the economy as well as ocean freight rate reductions. Net revenue was also impacted by increased tonnage capacity deployed by the carriers resulting in lower direct costs.

    Airfreight forwarding revenue decreased by 13.5% and net revenue decreased by 17.5%. Airfreight forwarding combined transactions file counts decreased by 15.0% compared to prior year. Air export experienced a decrease of 13.3% in gross revenue and of 16.3% in net revenue due to competitive pressure on pricing and lower volumes. The air outbound market from the U.S. is weak due to lower activity levels from the customer base. Air inbound file counts declined by 16.0%.

    Material management and distribution revenue decreased by 3.6% and net revenue decreased by 1.2%. The decrease in revenue was primarily due to reduced revenue in warehousing across most locations and the sale of FCI Logistics, Inc. in November 2000. File counts decreased by 2.0%.

    Operating Expenses: Operating expenses increased by 0.4%. The increase was primarily due to reserve actions and one-time charges in the third quarter generated by improved financial controls and costs related to the UPS merger. These increases were largely offset by a decrease in salaries and related costs arising from reduced headcount. Increases in demurrage charges related to the centralization of the Company's customs house brokerage activities were offset by lower CHB consolidation costs. Operating expenses as a percentage of net revenue increased to 107.0% from 97.9% in the same period of the prior fiscal year.

    A substantial portion of the Company's net deferred tax assets result from federal net operating losses carried forward of approximately $98.0 million. These federal net operating losses expire in the fiscal years May 31, 2013 to May 31, 2021. In order to realize these deferred tax assets the Company will need to generate future federal taxable income. The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize these net deferred tax assets.

FOREIGN OPERATIONS:

    Revenue and Net Revenue: Revenue increased by 1.7% while net revenue increased by 3.1%. The effect of translation rate changes during the period resulted in a decrease in net revenue during the nine months of approximately $14.1 million. The resultant growth rate was adversely affected by approximately 2.3%.

    Customs brokerage revenue and net revenue increased by 1.6% reflecting increased volumes in Canada and Latin America which were partially offset by lower volumes in Asia and Europe as compared to a year ago.

    Ocean freight forwarding revenue decreased by 3.5% while net revenue increased by 7.1%. The decrease in revenue was primarily due to a 22.8% revenue decrease from NVOCC shipments into the United States out of Asia as a result of weaker demand levels and increased competition in the market. This decrease was partially offset by an increase in NVOCC shipments from Europe and Latin America. The increase in net revenue is a result of the utilization of carriers with lower ocean freight rates.

    Airfreight forwarding revenue increased by 4.3% while net revenue increased by 2.7%. The revenue increase was primarily due to higher export volume generated by Asia during the first half of the fiscal year, which was partially offset by decreased volumes out of Asia in the third quarter. The margin was adversely affected during the first half of the fiscal year by upward pressure on carrier rates, but due to the weaker demand levels, carrier rates softened in the third quarter which favorably impacted margins.

    Material management and distribution revenue increased by 6.4%, while net revenue decreased by 0.1%. The increase in revenue was primarily caused by an increase in trucking revenue of 4.7% and an increase in warehousing revenue of 8.3%. Net revenue was adversely affected by competitive pricing pressures in both the trucking and warehousing markets.

    Operating Expenses: Operating expenses decreased by 0.1%. This decrease is largely due to decreased data processing expenses associated with the Company's global transportation and financial systems implemented in many foreign operations last year. This decrease was partially offset by reserve actions and one-time charges related to Latin America in the third quarter. Operating expenses as a percentage of net revenue were 87.7% for the nine months and 90.5% in the comparable period of the prior year.

UPS MERGER

    On January 10, 2001, the Company, United Parcel Service, Inc., a Delaware corporation ("Parent"), and VND Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent ("Merger Sub"), entered into an Agreement and Plan of Merger (the "Merger Agreement"). The Merger Agreement sets forth the terms and conditions of the proposed merger of Merger Sub with and into the Company (the "Merger"). Upon effectiveness of the Merger, each outstanding share of common stock, par value of $0.01 per share, of the Company, other than shares held by the Company, Parent or Merger Sub, will be converted into the right to receive 0.2 of a share of Class B common stock, par value $0.01 per share, of Parent. As a result of the Merger, the Company will become a wholly owned subsidiary of Parent. The parties intend for the Merger to be treated as a tax-free reorganization under Section 368 of the Internal Revenue Code of 1986, as amended, and as a "purchase" for accounting purposes.

    The transaction is expected to be completed during the second calendar quarter of 2001. Consummation of the acquisition is subject to a number of conditions, including, among other things, the approval of a majority of the Company's stockholders and regulatory clearance.

FEDEX LITIGATION

    On February 5, 2001, FedEx Corporation and Federal Express Corporation, a wholly owned subsidiary of FedEx Corporation (collectively, "FedEx"), filed a complaint and request for injunctive relief in the Shelby County Tennessee State Court against the Company. The complaint alleges that in the course of negotiating the merger, the Company has breached or is threatening to breach its obligations not to disclose confidential information and trade secrets under a mutual non-disclosure agreement pertaining to FedEx's proposed acquisition of certain assets of the Company and a separate customs brokerage service agreement between FedEx and the Company. The FedEx complaint seeks unspecified damages and injunctive relief. UPS was not initially named as a party to this lawsuit by FedEx. On the day the complaint was filed, FedEx sought and obtained from the Court, without prior notice to the Company, a temporary restraining order prohibiting the Company from disclosing FedEx confidential information, or otherwise breaching certain provisions of the mutual non-disclosure agreement or customs brokerage service agreement.

    On February 16, 2001, FedEx filed an amended complaint in the Tennessee lawsuit adding claims that the proposed merger between the Company and UPS inevitably will result in the disclosure to UPS of FedEx trade secrets or confidential information. While not attempting to include UPS as a party, the amended complaint seeks a temporary and permanent injunction against the Company's completion of the merger. On February 20, 2001, the Court entered a brief order joining UPS as a party defendant that is required for complete adjudication of the issues in the Tennessee lawsuit. On February 20, 2001, the Court issued an order, later entered as a written order on February 23, 2001, denying FedEx's motion for a temporary injunction against the merger. The Court continued until March 7, 2001, and then with the consent of the parties further extended to March 20, 2001, the temporary restraining order entered February 5, 2001, prohibiting disclosure of confidential FedEx information or otherwise breaching certain provisions of the mutual non-disclosure agreement or customs brokerage service agreement. The Court also directed the Company to submit a plan to provide protections against improper disclosure of FedEx confidential information (the "Fritz Separation Plan"), which the Company has done. While the temporary restraining order has technically expired, the Court has announced that it wishes to enter an order of temporary injunction requiring the Company to implement certain portions of the Fritz Separation Plan submitted by the Company. The Court has further directed that the Company and FedEx resolve certain outstanding issues with respect to the Fritz Separation Plan with the guidance of the Special Master appointed by the Court.

    The Company believes it has meritorious defenses and intends to vigorously defend the lawsuit filed by FedEx. On March 22, 2001, the Company filed an answer and counterclaim against FedEx alleging breach of contract and seeking damages and other remedies under the customs brokerage service agreement.

    On February 19, 2001, before UPS was added by the Court as a party in the Tennessee litigation, UPS filed its own civil lawsuit in Superior Court of Fulton County Georgia, joining FedEx and the Company. In the Georgia suit, UPS seeks a judicial declaration that completion of the merger will not require the Company to violate its contractual promises not to disclose or misuse confidential or trade secret information belonging to FedEx. UPS has made clear that it does not seek or desire disclosure of any FedEx trade secret material. On February 27, 2001, FedEx appeared in the Georgia action and moved to stay or dismiss the Georgia action. The Company has not yet filed a responsive pleading in the Georgia action.

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

DEBT AND LEASE COVENANTS

    On January 10, 2001, the Company entered an agreement to merge with a subsidiary of UPS. Entering this agreement triggered a technical default under the Amended and Restated Credit Agreement dated as of August 15, 2000, among the Company, various financial institutions and Bank of America (the Bank of America Agreement). The Company received a waiver of this default effective from January 10, 2001 through May 31, 2001.

    Entering the agreement to merge also caused a technical default under the Company's lease agreement for its Coppell, Texas warehouse facility. The Company received a waiver of this default effective from January 10, 2001 through May 31, 2001.

    The default under the Bank of America Agreement caused a cross-default in the Term Loan Facility dated as of June 18, 1997 among Fritz Logistics (S) Pte Ltd and Standard Chartered Bank which is guaranteed by the Company. The Company received a waiver of this default effective from January 10, 2001 through May 31, 2001.

    If the merger is not completed by May 31, 2001, the Company will request extension of the waivers. The banks which are parties to these waivers have indicated their willingness to extend the waivers provided the merger is proceeding in a timely manner, however, there is no obligation on the part of the banks to do so.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and equivalents were $105.8 million at February 28, 2001, representing a $50.3 million increase from the $55.5 million at May 31, 2000. Positive operating cash flow of $43.4 million through the third quarter was significantly improved from the $10.1 million operating cash flow achieved in the same period last year. This improvement occurred despite the decline in net income, due to better working capital management.

    Capital expenditures through the third quarter totaled $20.1 million, slightly less than the $20.5 million incurred in the same period last year. Capital expenditures consisted mainly of expenditures for computer hardware and software, leasehold improvements, and warehouse equipment. The Company paid $1.6 million in cash in connection with an acquisition made in a prior period and received $3.3 million through the third quarter from sales of fixed assets and of a subsidiary and related reimbursements.

    Cash flow from financing activities increased despite positive free cash flow (defined as cash flow from operating and investing activities). This occurred as a result of positive free cash flow overseas but negative free cash flow in the United States. The Company is currently studying tax efficient means to repatriate funds to the United States, which would reduce worldwide cash and debt levels.

    Earlier this fiscal year, the Company completed the syndication of a new, two-and-a-half year, $175 million revolving credit facility. On February 28, 2001 the Company had borrowed $60.0 million and had issued $12.7 million in letters of credit, leaving $102.3 million in available credit. The Company believes this facility will ensure adequate liquidity for the Company for the foreseeable future.







"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION
REFORM ACT OF 1995:

    In this document, the Company makes forward-looking statements that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our operations. Also, when we use any of the words "believes", "expects", "anticipates" or similar expressions, we are making forward-looking statements. Many possible events or factors could affect the future financial results and performance of the Company. This could cause results or performance to differ materially from those expressed in our forward-looking statements. These possible events or factors include those set forth in the "Risk Factors" section of this document. In addition, with respect to the announced merger transaction with UPS, investors should be aware of the following factors, among others: the possibility that the merger will not be consummated for any number of reasons including, but not limited to, as a result of failure of the Company's stockholders to approve the merger; the possibility that the merger will be delayed substantially; the inability to obtain, or meet conditions imposed for, governmental approvals of the merger; the possibility that the announcement of the merger transaction will have an adverse impact on the Company's business; and costs relating to the merger.

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

    The Company incurred a negative translation adjustment and a foreign exchange gain for the first nine months of fiscal year 2001 due to the strengthening of the U.S. dollar relative to certain currencies of Asia, Europe and Latin America. The charge to equity related to currency translation, during the first nine months of fiscal year 2001, was $5.8 million while foreign currency gains realized, during the first nine months of fiscal year 2001, was approximately $1.9 million.

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

     The Company continues to assess and improve financial controls and recognizes that further potential reserve actions and one-time charges may result in its fourth fiscal quarter. The Company is not in a position to quantify such additional actions and charges at this point.

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

    13. Diversion of management focus and resources as a result of pending litigation with FedEx and the proposed merger with United Parcel Service, Inc.

    14. Risk of the proposed merger with United Parcel Service, Inc. not being consummated.

    15. Other risks disclosed in the Company's filings with the Securities and Exchange Commission.

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

    As of February 28, 2001, the Company had forward foreign currency contracts outstanding of $52.4 million equivalent value with maturity of March 1, 2001. The estimated fair value of these foreign currency contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. At February 28, 2001, the difference between the contract amounts and the fair values was negligible. A 10% change in value of the functional currency relative to the underlying currency of these forward contracts would negatively impact the Company's earnings by $5.2 million. However, these forward contracts hedge underlying payables or receivables and therefore the net impact of the change in currency values would be negligible.

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

                                                    (dollar amounts in millions)


                                                                                             Gain/(Loss) if
                                                                                           Functional Currency
                  Non-Functional                        Cash &    A/P &        Net      Appreciates  Depreciates
                     Currency                             A/R     Debt      Exposure        10%          10%
                  --------------                       -------  -------    ---------------------------------
                  U.S. Dollar                            107.5   (27.8)       79.7         (8.0)         8.0
                  All Other Currencies                    13.1   (11.5)        1.6         (0.2)         0.2



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


    As of February 28, 2001, the Company had an interest rate swap outstanding with a notional value of Singapore Dollars (SGD) 7.0 million. This swap mitigates the interest exposure of a subsidiary's long-term debt. The interest swap will mature in the year 2002. It requires the Company to pay interest at a fixed rate of 6.5%, and receive interest at the floating rate based on the Singapore Interbank Offered Rate, which was 2.1% on February 28, 2001. The fair value of this instrument represents the estimated receipts or payments that would be made to terminate the agreement. On February 28, 2001, the Company would have paid $0.3 million to terminate the agreement.

    On February 28, 2001, the Company had $106 million of cash and cash equivalents, subject to variable, short-term interest rates. On the same date, the Company had debt obligations of $144 million, of which $63 million was subject to variable, short-term interest rate risk. In addition, the Company had $25 million of off-balance sheet transactions, which were subject to variable interest rate risk. The net exposure of the Company to variable, short-term interest rate risk is therefore $18 million. A hypothetical increase (or decrease) in variable, short-term interest rates of 1% would have an immaterial effect on the Company's earnings.

RECENT ACCOUNTING PRONOUNCEMENTS

    See Note 4 of the Notes to Condensed Consolidated Financial Statements.

PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

       NUMBER         DESCRIPTION
      15              Letter regarding unaudited interim financial information.

(b) The Company filed the following reports on Form 8-K during the quarterly period ended February 28, 2001 and through the date hereof:


   (1) On January 22, 2001, a report on Form 8-K dated January 12, 2001, disclosing the declaration by the Board of Directors of a dividend distribution of one Right for each share of common stock of the Company.
   (2) On February 13, 2001, a report on Form 8-K dated February 9, 2001, disclosing the filing of a complaint and request for injunctive relief by Federal Express Corporation and FedEx Corporation against the Company.
   (3) On March 5, 2001, a report on Form 8-K dated February 28, 2001, disclosing the filing of an amended complaint by Federal Express Corporation and FedEx Corporation against the Company and the filing of a complaint and request for declaratory relief by United Parcel Services, Inc. against the Company, Federal Express Corporation and FedEx Corporation.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


FRITZ COMPANIES, INC.
Registrant


Dated: April 16, 2001

/s/ Lynn C. Fritz

Lynn C. Fritz
Chairman of the Board and Chief Executive Officer

/s/ Graham R. F.Napier

Graham R. F. Napier
President and Chief Operating Officer

/s/ Ronald Dutt

Ronald Dutt
Executive Vice President and Chief Financial Officer and Principal Accounting Officer

/s/ Janice Washburn

Janice Washburn
Vice President and Controller

                                  EXHIBIT INDEX


      EXHIBIT                                           DESCRIPTION OF DOCUMENT
      -------                                           -----------------------
      15              Letter regarding unaudited interim financial information

The Board of Directors and Stockholders
Fritz Companies, Inc.:


Dear Members:

Re: Registration Statement Nos. 33-78472, 33-57238, 33-93070, 333-15921,
    333-07639, 333-38316, 333-48478, 333-55897 and 333-65797

With respect to the subject registration statements, we acknowledge our awareness of the use therein of our report dated April 11, 2001, related to our review of interim financial information.

Pursuant to Rule 436(c) under the Securities Act of 1933, such report is not considered part of a registration statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of the Act.


/s/    KPMG LLP


San Francisco, California
April 11, 2001